Form 10QSB
period 1996-07-31
PRO TECH COMMUNICATIONS INC
filed 1996-10-17
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period July 31, 1996
                                       OR
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          PROTECH COMMUNICATIONS, INC.

===============================================================================
        (Exact name of small business issuer as specified in its charter)

   FLORIDA                                        59-3281593
(State or other jurisdiction of               I.R.S. Employer Identification
 incorporation or organization)               Number)

             3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946

===============================================================================
                    (Address of principal executive offices)

                                  (561)464-5100

===============================================================================
                           (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                  Yes X  NO
                                     ---   ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                              Number of Shares Outstanding
                                                      on July 31, 1996
Common stock, Par Value $.001 Per Share                  3,964,000
Transitional Small Business Disclosure Format:          Yes    No  X
                                                           ----   ----

                          PROTECH COMMUNICATIONS, INC.

                                      INDEX

PART 1                     FINANCIAL INFORMATION                       PAGE

         Item 1            Financial Statements

                           Balance Sheet at July 31, 1996              3
                           (unaudited)

                           Income Statement                            4
                           for the Three months ended July 31
                           1996 and 1995 (Unaudited)

                           Income Statement                            5
                           for the Nine months ended July 31
                           1996 and 1995 (Unaudited)

                           Statement of Cash Flows                     6
                           for the Three months ended July 31
                           1996 and 1995 (Unaudited)

                           Statement of Cash Flows                     7
                           for the Nine months ended July 31
                           1996 and 1995 (Unaudited)

                           Statement of Stockholder's Equity           8
                           for the Nine months ended July 31
                           1996 (Unaudited)

                           Notes to Financial Statements               9
                           (Unaudited)

         Item 2            Management's Discussion and                 15
                           Plan of Operation for the period
                           November 1, 1995 - July 31, 1996

                           Management's Discussion and                 16
                           Plan of Operation for the period
                           May 1, 1996 - July 31, 1996


SIGNATURES                                                             18

         Item 3            Exhibits

                           Exhibit 27 Financial Data Schedule
                           (for SEC use only)

                         ProTech Communications, Inc.
                    Balance Sheet and Statement of Equity
                    as of July 31, 1996 and July 31, 1995
                                 (unaudited)


                        ASSETS                                        FY96             FY95
                                                                      ----             ----
Current Assets:
        Cash and cash equivalents                              $     636,166         311,565
        Accounts Receivable less bad debt allowance
        (19,382 in FY96 vs 13,301 in FY95)                           147,301         159,782
        Deposits being Held                                              500             500

        Inventory (note 2)                                           149,393          69,987
                                                               -------------        --------

        Total current assets                                         933,360         541,834

        Net property and equipment (note 3)                          157,251          97,737
                                                               -------------        --------

Total Assets                                                   $   1,090,611         639,571

                Liabilities and Stockholders' Equity

Current Liabilities: (note 4)
        Accounts Payable                                              29,635               0
        Accrued expenses (note 8)                                      3,380           7,953
                                                               -------------        --------

        Total Current Liabilities                                     33,015           7,953

        Long Term Liabilities                                              0           4,174

Stockholder's Equity: (note 5)
        Common Stock, $.001 par value, authorized 10,000,000
        shares issued and outstanding 3,964,000                        3,964           2,864
        Additional Paid in Capital                                   972,727         490,761
        Retained Earnings                                             78,676         121,390
        Current Period Profit                                          2,229          12,429
                                                               -------------        --------

        Total Stockholders' Equity                                 1,057,596         627,444

Commitments (note 7)                                           -------------        --------

Total Liabilities and Equity                                   $   1,090,611         639,571


See accompanying notes to financial statements

                         ProTech Communications, Inc.
                             Statement of Income
            For the 3 months ended July 31, 1996 and July 31, 1995
                                 (unaudited)

                                                   FY96       FY95
                                                   ----       ----

Net Sales (note 9)                             $ 222,687     231,413

Cost of Goods Sold                                88,774      85,450
                                               ---------     -------

        Gross Profit                             133,913     145,963

Selling, general and administrative expenses      86,123     133,522
                                               ---------     -------

        Income from operations                    47,790      12,441

Other income (expense):
        Interest income                            7,075           0
        Interest expense                               0         (27)
        Miscellaneous income                           0          15
        SEC registration expense (note 11)       (49,591)          0
                                               ---------     -------

                Income before income taxes         5,274      12,429

        Income taxes (note 8)                      3,045           0

                Net Income                     $   2,229      12,429
                                               =========     =======
Net income per common share                    $    0.01        0.02

See accompanying notes to financial statements.

                         ProTech Communications, Inc.
                             Statement of Income
            For the 9 months ended July 31, 1996 and July 31, 1995
                                 (unaudited)

                                                   FY96       FY95
                                                   ----       ----

Net Sales (note 9)                             $ 626,492     639,720

Cost of Goods Sold                               251,681     223,885
                                               ---------     -------

        Gross Profit                             374,811     415,834

Selling, general and administrative expenses     282,854     322,276
                                               ---------     -------

        Income from operations                    91,957      93,558

Other income (expense):
        Interest income                           19,983       1,003
        Interest expense                         (13,868)        (84)
        Miscellaneous income                        (250)         15
        SEC registration expense (note 11)       (49,591)          0
                                               ---------     -------

                Income before income taxes        48,231      94,492

        Income taxes (note 8)                     10,427           0

                Net Income                     $  37,804      94,492
                                               =========     =======
Net income per common share                    $    0.01        0.02

See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
            For the three months ended July 31,1996 and July 31, 1995
                                   (unaudited)

                                                                            FY96         FY95
                                                                            ----         ----
Cash flows from operating activities:
      Cash received from sale of merchandise                             $ 222,686     231,413
      Cash paid to vendors and employees                                  (264,347)   (234,590)
      Interest paid                                                           --           (27)
      Interest received                                                      7,075        --
                                                                         ---------     -------

               Net cash used by operating activities                       (34,586)     (3,204)
                                                                         ---------     -------


Cash flows from investing activities:
      Purchase of property and equipment                                   (23,968)    (45,565)
      Proceeds from the sale of property and equipment                         -0-         -0-
                                                                         ---------     -------

               Net cash used in investing activities                       (23,968)    (45,565)
Cash flows from financing activities:                                    ---------     -------
      Payable to employee                                                     --        (5,351)
      Note payable: GMAC                                                      --          (657)
      Principal payments on notes payable                                     --
                                                                                       (20,000)
      Proceeds from issuance of common stock                                 1,000     130,250
                                                                         ---------     -------

               Net cash provided by financing activities                     1,000     104,242
                                                                         ---------     -------
Cash and cash equivalents at beginning of period                           693,720     256,092

Cash and cash equivalents at end of period                               $ 636,166     311,565
                                                                         =========     =======

Reconciliation of net income to net cash used by operating activities:

Net income                                                               $   2,229      12,429
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                                         28,974      29,006
      Allowance for doubtful accounts                                       19,382      13,301
      Increase in accounts receivable                                       (6,576)    (14,704)
      Increase in Inventory                                                (51,369)    (10,596)
      Decrease in accounts payable                                         (17,142)    (24,831)
      Increase in accrued expenses                                          (3,045)     (4,639)
      Increase in other liabilities                                         (7,039)     (3,170)
                                                                         ---------     -------

                Total adjustments                                          (36,815)    (15,633)

                Net cash used by operating activities                    $ (34,586)     (3,204)

See accompanying notes to financial statements                            Page 6

                          PRO TECH COMMUNICATIONS, INC.

                             STATEMENT OF CASH FLOWS
              For the 9 months ended July 31, 1996 and July 31, 1995
                                   (unaudited)

                                                                            FY96         FY95
                                                                            ----         ----
Cash flows from operating activities:
      Cash received from sale of merchandise                             $ 622,680     586,047
      Cash paid to vendors and employees                                  (671,529)   (619,158)
      Interest paid                                                        (13,868)        (84)
      Interest received                                                     19,983       1,003
                                                                         ---------    --------

               Net cash used by operating activities                       (42,734)    (32,192)
                                                                         ---------    --------


Cash flows from investing activities:
      Purchase of property and equipment                                   (66,060)    (75,080)
      Proceeds from the sale of property and equipment                         -0-         -0-
                                                                         ---------    --------

               Net cash used in investing activities                       (66,060)    (75,080)
                                                                         ---------    --------
Cash flows from financing activities:
      Proceeds from Notes payable                                             --       (20,000)
      Payable to employee                                                     --        (5,721)
      Note payable: GMAC                                                      --        (1,301)
      Principal payments on notes payable                                 (252,113)    (20,000)
      Proceeds from issuance of common stock                               425,803     386,532
                                                                         ---------    --------

               Net cash provided by financing activities                   173,690     379,510
                                                                         ---------    --------
Cash and cash equivalents at beginning of period                           571,270      39,327

Cash and cash equivalents at end of period                               $ 636,166     311,565
                                                                         =========    ========

Reconciliation of net income to net cash used by operating
      activities:
Net income                                                               $  37,804      94,492
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                                         28,974      29,006
      Allowance for doubtful accounts                                       19,382      13,301
      Increase in accounts receivable                                      (20,908)    (65,112)
      Increase in Inventory                                                (59,332)    (34,243)
      Decrease in accounts payable                                            (554)    (56,019)
      Increase in accrued expenses                                         (29,515)     (7,475)
      Increase in other liabilities                                        (18,585)     (6,142)
                                                                         ---------    --------

                Total adjustments                                          (80,538)   (126,684)

                Net cash used by operating activities                    $ (42,734)    (32,192)

See accompanying notes to financial statements                            Page 7

                          PRO TECH COMMUNICATIONS, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                      For the 9 months ended July 31, 1996
                                   (unaudited)

                                                     Additional
                                       Common         Paid-in        Retained
                                        Stock         Capital        Earnings       Total
                                      ---------       -------        --------     -------

Balance, November 1, 1994             $   2,000       119,485        39,327       160,812


Issuance of 864,000 shares of               864       371,276          --         372,140
common stock (note 5) (net costs
of $32,000)  March 3, 1995

Net earnings - 6 month period              --            --          82,063        82,063
Nov 1, 1994 - April 30, 1995

Net earnings - 3 month period              --            --          12,429        12,429
May 1, - July 31, 1995                ---------       -------        ------     ---------


Balance at July 31, 1995                  2,864       490,761       133,819       627,444


Balance at October 31, 1995               2,864       515,876        43,101       561,861
                                      =========       =======       =======     =========


Issuance of 1,100,000 shares of           1,100       455,851          --         456,951
common stock (note 5) (net costs
of $90,050) April 8, 1996

Net earnings - 6 month period              --            --          35,575        35,575
Nov 1, 1995 - April 30, 1996

Payment received for 2,000 shares          --           1,000          --           1,000
for stock issued April 8, 1996

Net earnings - 3 month period              --            --           2,229         2,229
May 1 - July 31 1996                   ---------       -------        ------     ---------


Balance, July 31, 1996                $   3,964       972,727        80,905     1,057,596
                                      =========       =======        ======     =========

See accompanying notes to financial statements

                          PROTECH COMMUNICATIONS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                   Combined for July 31,1996 and July 31, 1995


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  BUSINESS

              ProTech Communications, Inc. (the "Company") was organized and incorporated under the laws of the State of Florida for the purpose of designing, developing, producing and marketing lightweight telephone headsets. The current year market consists of fast-food franchises who use the headsets in drive-thru services, but the product has potential in other industries.

              On November 1, 1994 all assets and liabilities of Pro Tech Systems (a limited partnership) were transferred to Pro Tech Communications, Inc. The former partners of Pro Tech Systems received 2,000,000 shares of common stock in the Company in exchange for their respective interests in the limited partnership.

         (B)  CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         (C)  INVENTORY

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (D)  REVENUE AND COST RECOGNITION

              The Company recognizes revenues as products are shipped. A portion of sales is made to distributors, who purchase the product with no right of return. New customers are extended a 30-day trial period during which the product may be returned. Additionally, each headset carries a two year warranty. The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "accrued expenses" in the balance sheet.

                          PRO TECH COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

          (E) PROPERTY AND EQUIPMENT

              Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-10 years. Repair and maintenance costs are charged to expense when incurred.

          (F) INCOME TAXES

              Income Tax calculations have not changed from the previously audited statements dated October 31, 1995 and the comparable period. Payments in 1996 have been based on the estimated audited amounts.

              Income taxes are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Statement for Income Taxes". Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(2) INVENTORY

     Inventory at July 31, 1996 vs  July 31, 1995 consists of the following:

                                    FY95        FY96
                                 ---------   --------
Raw Materials                    $ 119,313     33,707
Work in Progress                     1,000      1,000
Finished Goods                      29,080     35,280
                                 ---------   --------
                                 $ 149,393     69,987


                          PRO TECH COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
(3)  NET PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at July 31, 1996 and July 31, 1995:


                                                   FY96        FY95
                                                  ------    --------
              Production molds                 $  89,299      51,047
              Office equipment                    47,612      30,149
              Production equipment                22,835      12,787
              Leasehold improvements               6,972      12,599
              Vehicles                            18,730      19,384
              Research and development               -0-         -0-
              Incorporation fees                     777         777
                                                  ------    --------

                       Total Cost                186,225     126,743

             Less: accumulated depreciation       28,974      29,006
                                                  ------    --------

                       Total                   $ 157,251      97,737

  (4) LIABILITIES - NOTES PAYABLE

      The Company has $ 0 in notes payable as of July 31, 1996. Listed notes payable below for fiscal year 1995 were paid in full during the current period.

      FY96:

      Note payable to GMAC bearing fixed interest at 18.5%; interest and principal payable in sixty equal monthly installments of $ 143, final payment was due November 1995; secured by vehicle. Paid in full.

      Note payable to Euro Investment Corporation, $250,000., bearing annual interest at 14.3%, payable on demand, $13,868. Paid in full.

      FY95:

      Note payable to GMAC bearing fixed interest at 18.5%; interest and principal payable to sixty equal monthly installments of $143, outstanding balance $4,174.

      Note payable to Westek Electronics, Inc.; $20,000 bearing 0%; payable in monthly installments. Paid in full May 1,1995.

                          PRO TECH COMMUNICATIONS, INC

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
  (5) CAPITAL STOCK

      April 8, 1996, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 1,100,000 shares of common stock at $0.50 per share yielding net cash proceeds of $424,803.

      March 3, 1995, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 864,000 shares of common stock at $0.50 per share, yielding net cash proceeds of $396,391.

      The Company, in conjunction with the stock offering of March 3, 1995, issued warrants for 200,000 shares of common stock to the sales agent responsible for sales outside the United States. As of July 31,1996, a summary of the warrants to purchase common stock, currently excercisable, are as follows:


 Expiration Date            Shares         Exercise Price Per Warrant
 ---------------            ------         --------------------------
September 3, 1997           200,000                   $0.60

  (6) RESEARCH AND DEVELOPMENT

      Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during the current 1996 period was $4,462 vs $7,354 in the comparable 1995 period.

  (7) OPERATING LEASES

      The Company leases office and production facilities under operating leases. Future minimum lease payments for such noncancelable leases as of July 31, 1996 are as follows:

                    1996                         $13,958
                    1997                           8,592
                    1998                           1,372
                                                 -------

                   Total                         $23,922

      Rent expensed under lease agreements totaled $2,802 for the 3 months ending July 31, 1996. $7,624 was paid in the comparable 1995 period.

                          PRO TECH COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(8)  INCOME TAXES

There were no income taxes paid for the comparable 1995 period. Total 1995 fiscal state and federal taxes were paid at year-end. The total fiscal year 1995 federal tax payment was $12,179. The total fiscal year 1995 state tax payment was $1,753.

          Estimated 1996 income taxes consist of the following:

                    Current:
                          Federal            $   12,180
                          State                   2,005
                                                  -----

                                             $   14,185


         Actual income taxes paid through July 31, 1996:

                         Federal             $    9,135


(9)   MAJOR CUSTOMERS

      For the first six months of fiscal year 1996, approximately 35% of sales were to McDonald's Restaurant franchises. With sales now expanded to new customers sold through distributors to reach a total of 65% of sales.

      For the first six months of fiscal year 1995, approximately 60% of sales were to McDonald's Restaurant franchises.

(10) EMPLOYMENT AGREEMENT

      The Company has entered into an employment agreement with it's President expiring December 9, 1999. The agreement provides for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. The President is eligible for the maximum annual salary during a given year only if the Company generates at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. If at any time during the Company's fiscal year the Board of Directors determines the Company will not meet minimum requirements noted above, the Board shall determine the President's compensation for that year, taking into account the Company's projected financial performance and needs for that year.

(11) SEC REGISTRATION EXPENSE

      To improve the Company's position with the investment community the Company completed its registration under the classification of Form 10-SB with the Securities Exchange Commission. The total expenses incurred by the Company for the registration during the period May 1, 1996 and July 31, 1996:

                 - Legal Expense      $17,091
                 - Public Relations   $32,500
                                      -------
                             Total    $49,591

================================================================================
RESULTS OF OPERATION (CONTINUED)
NINE MONTH PERIOD ENDED JULY 31, 1996 AS COMPARED TO THE SAME PERIOD ENDED
JULY 31, 1995.


Net sales for the nine-month period ended July 31, 1996 totaled $262,492, representing a decrease of $13,228 in net sales for the comparable prior nine-month period. The Company commenced the sale of its product through distributors during the nine-months of fiscal 1996. Previously, the Company sold its product directly to the end user, with nearly 65% of sales coming from one customer. The decision to expand its indirect distribution selling efforts is based on the quickness at which the Company can expand its market share to other large customers in the previous nine month period versus using a direct sales force in the previous nine month period in fiscal year 1995. Based on the Company's own research, the Company has achieved its goal by doubling its marketshare for its product. From a 17% total share in the nine month period fiscal year 1995 to 37% share for the same nine month period in fiscal year 1996 in addition to increasing its total unit volume 11% when comparing the previous nine month period and the same comparable period in 1995. As a result of this short-term decision to establish a long-term distribution sales base; the Company reduced it product retail price to offset the selling expense each distributor incurs for distributing the product. Accordingly, the Company's gross profit for the nine-month period ended July 31, 1996 decreased by $27,796 from the comparable prior nine-month period. Selling, general and administrative expenses for the first nine months of fiscal 1996 decreased by 12% over the comparable nine-month period. This reduction was a result of the closing of a satellite sales office in July 1995. A total of four full-time employees (two sales reps, a manager and a secretary) with no additional hiring required at the corporate office). Consequently, the difference in net income from operations for the previous nine-month period with the comparable nine-month period in 1995 was only $1,601. The Company generated interest income of $19,983 for the first nine months of fiscal 1996 as compared to interest income of $1,003 for the comparable prior six-month period. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities during the six-month period ended April 30, 1996. Offsetting the interest income during the first six months of fiscal 1996 was an interest expense of $13,868 resulting from a loan of $250,000 from a stockholder of the Company. The loan was repaid in April 1996. No comparable interest expense was incurred during the first nine months of fiscal 1995.

The Company generated net income of $37,804 for the nine months of fiscal 1996 as compared to net income of $94,492. The principal reasons for the decrease in net income between the periods were first; the Company's investment in marketing research of $29,631 in the previous nine-month period versus zero in the same comparable period in 1995. Second, was a non-recurring expense of $32,500 to a Public Relations firm involved in the promotion of the Company with potential investors in the previous nine-month period November 1, 1995 to July 31, 1996 versus zero dollars spent in the same category for the comparable 1995 period. This cost was associated with the registration with the Securities and Exchange Commission registration under the classification of Form 10-SB.

================================================================================
RESULTS OF OPERATION (CONTINUED)
THREE MONTHS ENDED JULY 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1995

For the quarter ended July 31, 1996, the Company realized a net profit of $2,229 compared to a net profit of $12,429 for the quarter ended July 31, 1995. This difference is attributed to the following changes. First, net sales for the current period decreased as a result of delays in planned product introductions originally scheduled for the current quarter. The Company expects to introduce these products in the 1st quarter of fiscal year 1997. All revenues for the period May 1, 1996 through July 31, 1996 period are the result of direct and indirect distribution sales of the ProCom II headset. Actual unit shipments have increased 11% over the same quarter ended July 31, 1995. This indirect distribution channel accounted for 62% of the net revenues and 69% of unit volumes versus 31% of net revenues and 34% of unit volumes in the comparable 1995 period. The Company, through its own research, believes that the Company currently retains a 37% share of the fast-food headset market in units which is a 103% increase in market share in the comparable 1995 period. Further expansion of the Company's market share is expected due to a formal agreement made by the Company and one of its principal customers to sell and distribute the ProCom II headset worldwide. Second, an increase of $6,081 allowance for doubtful accounts had been applied by our independent auditors at the end of the previous fiscal year ended October 31, 1995. A reduction of this allowance will be applied to net revenues in the next fiscal quarter as a result of aggressive management of outstanding accounts receivable. Thirdly, to improve the Company's position with the investment community, the Company completed its registration under the classification of Form 10SB with the Securities and Exchange Commission. The total expenses incurred by the Company for the registration during the period May 1, 1996 and July 31, 1996 was $49,591. The Company expects to have a dramatic improvement in investor relations in order to fund future planned business expansion.

The Company reduced its expenses for the Operation in several areas. First, the cost to produce each unit has been decreased 20% as a result of implementing an aggressive materials management program. A strict evaluation of sources of component parts and assemblies was implemented with a goal of reducing material costs by 15%. In addition, operational efficiencies were introduced to the production cycle in the second quarter of the current fiscal year. The result of this improvement has impacted the current quarter resulting in a reduction in the direct labor needed to produce each unit. Secondly selling, general and administrative expenses for the three month period decreased $47,399 for the period May 1, 1996 to July 31, 1996 when comparing this amount to the same 1995 period. The improvements were gained as a result of the closure of a satellite sales office in California in July 1995. A total of four full-time employees, two sales reps, a manager and a secretary were terminated employment with the Company with no additional hiring required at the corporate office. The results of this closure showed a reduction of $14,097 in marketing expenses. $40,218 from May 1, 1995 to July 31, 1995 versus $26,121 in the comparable 1996 period. In addition, total office expenses were reduced a total of $23,752; from $88,275 to $64,523 respectively. Further gains of $3,423 were seen in the reduction of outside consulting expenses required to manage and implement a computer upgrade.

================================================================================
RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 28.53 to
1.00 at July 31, 1996 as compared to 66.81 to 1.00 at July 31, 1995. At July 31, 1996, the Company's current assets exceeded its current liabilities by approximately $750,452.


During the fiscal year ended October 31, 1995 and thereafter, the Company has funded its working capital requirements with cash flow from operations and the net proceeds of $853,226 from the private sale 1,964,000 shares. The Company intends to use the cash it generates from operations and the net proceeds from the private sale of common stock: (i) to research and develop several new headset designs;(ii) to research and prepare sales and distribution channels;
(iii) to advertise, market and promote the Company's new product offering; (iv) to fund working capital. The Company has used a small share of the funds to begin prototyping using production molds in order to finalize market testing of both the ProCom IV and Trinity headset designs. Additional planned investments were made in marketing research in the preparation for a planned Q1 1997 product introduction of both headsets. The Company is planning to use additional funding to hire additional direct sales reps to augment current selling efforts. An advertising campaign will also begin in the 1st quarter of fiscal year 1997. The total amount of MARCOM expenses required to the above mentioned product introductions are currently being determined. A future product introduction, the Freedom headset, is planned for the second quarter of fiscal year 1997. Although there can no assurances, management believes that market acceptance for each of these products will be dramatic providing an immediate cashflow to the Company.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 PROTECH COMMUNICATIONS, INC.
                                        (REGISTRANT)



Date: October 15, 1996            By: /s/ Keith Larkin
                                      -------------------------
                                      Keith Larkin
                                      President and Chief Executive Officer






Date: October 15, 1996           By: /s/ Richard Hennessey
                                     ---------------------------
                                      Richard Hennessey
                                      Vice President