Form 10KSB
period 1996-10-31
PRO TECH COMMUNICATIONS INC
filed 1997-01-29
CIK 945481

                   U.S. SECURITIES and EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        PRO TECH COMMUNICATIONS, INC.

--------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)
           Florida                                          59-3281593
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)

             3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946

--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  (561)464-5100

--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share


Transitional Small Business Disclosure Format (check One):
    Yes        No    X
       -------   --------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for its most recent fiscal year: $(521)

As of January 24, 1997, the aggregate market value of shares of the registrant's voting stock (based upon the average bid and asked prices of such stock as reported by the NASD Electronic Bulletin Board of $5.125) held by non-affiliates of the registrant was approximately $12,229,788. For the purposes of this computation, all executive officers, directors and persons who beneficially own more than five percent of the registrant's securities are deemed affiliates. Such determination should not be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of January 24, 1997 there were 3,964,000 shares of the registrant's common stock outstanding.


Documents Incorporated by Reference: None

                                TABLE OF CONTENTS
                                    FORM 10-K
                             ITEM NUMBER AND CAPTION

PART I

1. Description of Business...................................................1

2. Description of Property...................................................7

3. Legal Proceedings.........................................................7

4. Submission of Matters to a Vote of Security Holders.......................7

PART II

5. Market for Common Equity and Related Stockholder Matters..................8

6. Management's Discussion and Analysis or Plan of Operation.................9

7. Financial Statements......................................................F-1

8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure .....................................................11

PART III

9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
    with Section 16(a) of the Exchange Act ..................................12

10. Executive Compensation...................................................13

11. Security Ownership of Certain Beneficial Owners and Management...........15

12. Certain Relationships and Related Transactions ..........................16

13. Exhibits and Reports on Form 8-K ........................................19

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Pro Tech Communications, Inc. (the "Company") was incorporated in the State of Florida on October 5, 1994. From August 30, 1991 to October 31, 1994, the Company's business was conducted by Pro Tech Systems, a limited partnership organized under the laws of the State of California. Keith Larkin, the President, Treasurer and Chairman of the Board of the Company, was general partner of Pro Tech Systems and there were 12 limited partners in the limited partnership. From the formation of Pro Tech Systems in August 1991 until June 1993, the limited partnership was involved in engineering and designing lightweight telecommunications headsets as well as preliminary marketing efforts for the product. From June 1993 until October 1994, Pro Tech Systems was engaged in limited manufacturing and marketing activities for its product. On November 1, 1994, all of the assets of Pro Tech Systems were transferred to the Company as consideration for the issuance of 2,000,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), which were subsequently distributed on a pro rata basis to each of the partners of the partnership. As of December 13, 1994, Pro Tech Systems was formally dissolved.

         The Company presently designs, develops, manufactures and markets lightweight telecommunications headsets employing what the Company believes are new concepts in advanced light weight design and marketing strategies involving the sale of the Company's products directly to the commercial headset market as replacements for its competitors' products. The Company presently manufacturers and markets its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of a second for the telephone user market, which includes telephone operating companies, government agencies, business offices, and professional telephone centers. The Company delayed its product it made in the final design and consequently will commence testing this product in the first quarter of 1997. The Company's business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of its competitors.

         The Company intends to concentrate its efforts on the production of that portion of the telephone headset that the user wears. There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second is the electronic amplifier which is relatively more complex, time consuming and costly to produce as it requires many variations to interface with the wide variety of telephone systems in the market and generates higher labor and material costs. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, the Company presently does not intend to produce electronic amplifiers, but will concentrate its efforts on the production and distribution of the headsets having the capability of connecting to and interfacing with various electronic amplifiers and telephone systems currently in use. The Company is continuing its own market study to determine whether it would be financially viable for the Company to produce its own electronic amplifier. The Company believes the study will be completed in the Spring of 1997. If it is determined to proceed with the production, marketing and sale of an amplifier, the Company anticipates spending approximately $200,000 to research and develop the product.

INDUSTRY BACKGROUND

         The lightweight telephone headset industry commenced in 1961 when Plantronics, Inc.("Plantronics"), a company founded by Keith Larkin, the Company's President, Treasurer and Chairman of the Board, began marketing and selling the first lightweight telephone headset under a patent issued to Mr. Larkin. Mr. Larkin remained with Plantronics until May 1967, at which time Plantronics was the principal manufacturer of lightweight telephone headsets in the world, and its products were standard on the National Aeronautics and Space Administration's Mercury, Gemini, and Apollo moon flights. Plantronics presently is the world's largest lightweight telephone headset manufacturer, with approximately $170 million of net sales for the 1995 fiscal year.

         The Company estimates that sales of lightweight telephone headsets exceeded $200 million in 1995 with the market dominated by two companies - Plantronics and ACS Wireless, Inc. ("ACS Wireless") - which were both founded by Keith Larkin and which both produced headsets under patents. Product lines of the Company's competitors generally share similar configurations, and are marketed at higher prices than the headset offered by the Company.

         Designed specifically for air traffic controllers and other aerospace applications, the first headsets were intended as a replacement for the heavy, bulky headsets in use. While lightweight telephone headsets continue to be used for such purposes, today telephone headsets are predominantly used as a substitute to telephone handsets by a wide variety of users, including telephone operating companies and telephone operating companies and telephone call centers (such as airline reservations, catalog sales and credit collection operations) and to a lessor extent, by business persons and other professionals whose occupations require extensive, though not constant, use of the telephone. In comparison to speaker phones, telephone headsets provide greater communications clarity and security. The Company believes that these advantages will lead to increased demand for telephone headsets.

         Telephone headsets also have commercial applications, primarily two-way radio communication systems, such as those used by fast food attendants to communicate with patrons and other personnel. Personal computer applications for telephone headsets include audio input and output via voice command, voice dictation and integrated voice telephone functions.

PRODUCTS

         The ProCom. The Company's initial entry into the lightweight telephone headset market is the "ProCom." Weighing less than 2 ounces, the ProCom is worn by users over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom which connects to the ProCom's microphone. The ProCom headset connects to the electronic amplifier or telephone system by means of a tensile cable at the end of which is attached an adapter capable of interfacing with the particular electronic amplifier or telephone employed by the user. Through the use of different adapters, the Company is currently able to equip the ProCom to be compatible with all of the electronic amplifiers and telephone systems in use. The ProCom will be offered in direct competition with all models offered by Plantronics, ACS Communications, GN Netcom, Inc. and UNEX Corporation.

See "DESCRIPTION OF BUSINESS - Competition." The Company presently is selling the ProCom to distributors at prices ranging from $28.00 to $49.00 per headset, and the product is sold by the Company to retailers for $54.00 per headset.

         The Trinity. The Trinity has been designed for users in noisy environments. The Company is currently in the process of developing the Trinity for manufacture and sale. The Company anticipates completing the development of the product by the first quarter of the 1997 calendar year. Unlike other headsets currently available, the Trinity will employ a light (1/2 ounce) "acoustical ear cup" which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which the Company believes will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets which are presently the only headsets available to users operating in noisy office environments. The Trinity can be worn in one of two mounting methods: (i) over the ear (without a headband) by means of a contoured ear piece inserted within the acoustical ear cup for positioning on either the left or right ear; or (ii) over the head, by means of a detachable headband which can support either one or two earcups. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufactures. The Company presently intends to sell the Trinity to distributors at prices ranging from $46.00 to $54.00 per headset, and the product is expected to be sold by the Company to retailers for $68.00 per headset.

         The ConForm. The Company intends to introduce the ConForm headset for sale in the first quarter of 1997. After conducting its own market research, the Company determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result, the Company designed the ConForm to incorporate both of these features, which should enhance the Company's ability to market the product to cellular, personal computer and small office telephone users. The ConForm is a commercial adaptation of the headset that the Company has designed for use by the National Aeronautics and Space Administration ("NASA"). Boeing Defense and Space Group ("Boeing" is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The Company was chosen by Boeing as a supplier of telephone headsets for NASA projects after the Company provided Boeing with product specifications which met NASA's requirements for the product. Boeing also subjected the Company's product to various tests in order to ensure that the product would function under conditions for space travel. See "DESCRIPTION OF BUSINESS - Marketing and Sales.

         The ConForm is a smaller design of the Trinity, with some components reduced by 20% in order to create a lightweight headset. The ear speaker and microphone positioning can be adjusted by the user of the headset, thereby allowing the product to fit numerous head and ear sizes. In addition, the ConForm has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear. The Company presently intends to sell the ConForm to distributors at prices ranging from $28.00 to $49.00 per headset, and the product is expected to be sold by the Company to retailers for $54.00 per headset.

         The disparity in price between the cost to distributors and retailers for each product described in this section is primarily a result of a shifting of direct selling expenses from the Company to distributors. These expenses, which average approximately $10.26 of the individual unit retail price, have been accepted by distributors in return for a lower average purchase price. The Company offers lower prices for its products to distributors which purchase certain quantities of products to increase sales and gain market share for the Company's products.

MARKETING AND SALES

         The Company presently intends to market its product primarily through its officers and staff, utilizing industry contacts and calling upon potential purchasers. The Company plans on supplementing the marketing efforts of its employees by using independent sales representatives after all of the Company's products have been introduced in the market.

         The Company markets and will continue to market its headsets directly to the commercial headset market as a replacement for its competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. The Company has entered into a non-binding business relationship agreement with McDonald Corporation ("McDonald") which allows the Company to sell its products on a non-exclusive basis to McDonald franchises and company-owned restaurants. Initial test sales to McDonald and its franchisees by the Company and Pro Tech Systems totaled $424,300 in 1994, which included sales of over 8,000 headsets to more than 3,500 McDonald restaurants. These numbers increased to over 18,600 headset sales to more than 7,000 restaurants during fiscal year 1995 and 21,810 headset sales to more than 8,000 restaurants during fiscal year 1996. The sale of the Company's products to McDonald-owned restaurants and franchisee restaurants represented approximately 60% and 30% of the Company's net sales for fiscal years 1995 and 1996, respectively.

         As the Company expands, it will direct its marketing and sales efforts at: (i) telephone operating companies; (ii) telephone system manufacturers;
(iii) personal computer manufacturers; and (iv) government agencies. Manufacturers of new telephone systems and other telecommunication equipment that utilize headsets have been targeted by the Company as a developing market for telephone headsets. Although the Company presently intends to attempt to sell its products to several large telephone users, there can be no assurance that the Company will be successful in such efforts. Another potential large volume purchaser of headsets are manufacturers of personal computers, especially if and when headsets become a standard telephone accessory. In addition, the Company plans to market its products to government agencies. The Company's headset has been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in outerspace. To date, the Company has had $5,310 of sales to Boeing for two prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and manufacturer, especially within the telephone industry.

         The Company's directed marketing and sales efforts will be supplemented by the distribution of the Company's products through established channels of distribution. These include: (i) specialized headset distributors that derive a majority of their revenues from the sale of headsets to both end users, and, to a lessor extent, resellers; and (i) large electronic wholesalers that offer hundreds of products, including headsets. It is anticipated that a majority of sales of the Company's headsets to commercial users such as credit card companies and airlines will be through such distributors.

         On June 26, 1996, the Company, in an effort to supplement its marketing efforts, entered into two-year marketing agreements with each of Martin Goldberg, Costas Takkas and Don Fraser, pursuant to which Mr. Goldberg was granted the non-exclusive right to market the Company's products throughout the United States, Mr. Takkas was granted the non-exclusive right to market such products in Central and South America and the Caribbean, and Mr. Fraser was granted the non-exclusive right to market all products in other parts of the world. As consideration for the services to be rendered by each such persons, the Company granted each of such persons a warrant to purchase up to 200,000 shares of common stock at an exercise price of $1.50 per share. The warrants are excercisable commencing on September 26, 1996, and expire two years thereafter. Under each of the agreements, the Company has also agreed to pay each of such persons two percent of the sales of the Company's products resulting from the efforts of Messrs. Goldberg, Takkas and Fraser. To date, the Company has not sold any of its products through the efforts of Messrs. Goldberg, Takkas or Fraser.

MANUFACTURING

         The Company purchases the components for its headsets from four suppliers in the Far East and 12 in the United States, who produce the components to the Company's specification based upon the molds designed by the Company. The firms that supply 90% of the component parts of the Company's products are Whitney Blake Company of Vermont, Inc., Bellows Falls, Vermont; Primo Microphones Inc., McKenny, Texas; Globe Electronic Plug Connector, Inc., Taiwan; Cchen Shing Spring Co., Ltd., Taiwan, and Fine Acoustics Company, Ltd., Korea. The Company does not have any contracts with such companies. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporaily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies. In order to meet the requirements of its customers for timely delivery of products, the Company manufacturers headsets to meet forecasted customer requirements. Since such manufacturing occurs prior to the receipt of purchase orders, the Company maintains an inventory of finished headsets as well as components. At October 31, 1996 and 1995, the amount of the Company's inventory was $176,447 and $90,061, respectively. The increase of inventory is attributable to two factors. First, the Company benefited from an individual headset component price reduction for larger purchases made from its suppliers. Second, the additional component parts purchased will be interchangeable on both of the new headsets planned for market introduction later this fiscal year.

         Production of the Company's headsets consists of assembly operations conducted at the Company's principal offices in Fort Pierce, Florida. The Company believes that the Fort Pierce office presently possesses sufficient production capacity, or could easily be expanded to accommodate up to $4 million of annual sales of the Company's products. See "DESCRIPTION OF PROPERTY." In the event that purchase orders were to exceed the production capabilities of the

Fort Pierce location, the Company would be required to enter into subcontracting arrangements for the manufacture of the products by third parties. A delay in establishing such arrangements, if necessary, could adversely affect the Company's ability to deliver products on a timely basis to its customers, which in turn could adversely affect the Company's operations. The Company, however, believes that subcontracting the manufacture of the Company's products could be accomplished on short notice given the simple design of the Company's products.

COMPETITION

         The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies which manufacture telephone headsets, each of which possess greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, the world's largest manufacturer of lightweight telephone headset, which estimates its share of the market to be 65% in North America and 60% worldwide and reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $170 million for the fiscal year 1995. Other competitors include ACS Wireless, GN Netcom, Inc. and Unex Corporation. ACS Wireless was founded by Mr. Larkin, and the Company believes ACS Wireless has a market share of approximately 15%.

         The Company believes that in selecting telephone headsets, users primarily consider price, product quality, reliability, product design and features, and warranty terms. The Company believes that its headsets are superior in design and construction and substantially lower in price than the models currently available from the Company's competitors. No assurances can be given, however, that the Company's products will be perceived by users and distributors as providing a competitive advantage over competing headsets. In addition, no assurance can be given that competing technologies will not become available which are superior, less costly or marketed by better known companies. Also, certain customers may prefer to do business with companies with substantially greater resources than the Company.

         In addition to direct competition from other companies offering lightweight telephone headsets, the Company may additionally face indirect competition in its industry from technological advances such as interactive voice response systems which require no human operators for certain applications such as account balance inquiries or airplane flight information. The Company believes that this competition will be more than offset by increased demand for headsets as voice telecommunication applications expand.

PROPRIETARY PROTECTION

          The Company presently does not own any patents for any of its products or technologies. Under the employment agreement of Keith Larkin, the Company's President, Treasurer, and Chairman of the Board, Mr. Larkin has, however, transferred to the Company any and all patentable rights he may have in the ProCom, Trinity, and the ConForm, and any feature thereof, as well as all patent rights Mr. Larkin may conceive in the course of his employment with the Company. See "EXECUTIVE COMPENSATION - Employment Agreement." The Company intends to seek patent protection on its inventions at the appropriate time in the future. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from any applications filed by the Company or that any patent issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.

         Certain of the Company's employees involved in engineering and technical programs will be required to enter into confidentially agreements as a condition of employment. The Company does not currently own any registered trademarks, although the Company intends to file trademark applications in the future with respect to distinguishing marks.

EMPLOYEES

         The Company currently has 11 full-time employees and 2 part-time employees, including 3 persons in management, 3 persons in administration, 2 persons in marketing and 5 persons in assembly and production. The Company intends to hire up to 8 additional employees within the next three months, 4 of whom will work in production, 2 in marketing and 1 each in shipping and customer service. None of the Company's employees is represented by a collective bargaining unit, and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive, sales and manufacturing offices occupy approximately 3,200 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida 34946, pursuant to two leases expiring on November 30, 1997. The Company also has the option of renewing the leases expiring November 1997 for an additional two-year period on the same terms and conditions, except the monthly rental rate will increase by approximately $20.00 per month. The Company's aggregate monthly rent under both leases is $1,425.67. The Company considers its rental space adequate for its present operations, and believes additional space is available near its present location, if needed.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND OTHER SHAREHOLDER MATTERS

         The Company's common stock, par value $.001 per share (the "Common Stock"), began trading on the National Association of Securities Dealers, Inc. (the "NASD") Electronic Bulletin Board on March 22, 1996. The Common Stock is currently being traded under the symbol "PCTU". The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD's Electronic Bulletin Board for each of the fiscal quarters during which the Common Stock has been traded.

            Year Ended
         October 31, 1996                    High             Low
         ----------------                    ----             ---

         Second  Quarter                     $0.75           $0.50
         Third Quarter                       $3.75           $0.80
         Fourth Quarter                      $3.625          $0.875

         The market quotations reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent an actual transaction. As of January 24, 1997, there were 59 record holders of the Common Stock.

         The Company has issued the following securities since its formation in October 1994:

         On November 1, 1994, all of the assets of Pro Tech Systems, a California limited partnership, were transferred to the Company as consideration for the issuance of 2,000,000 shares of Common Stock to 13 persons, including Mr. Larkin and the 12 limited partners of the limited partnership. This transaction was considered exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") under Section 4(2) thereof and Rule 506 of Regulation D promulgated under the Securities Act since this was a transaction by an issuer not involving a public offering of securities to persons who were familiar with the issuers business.

          On November 3, 1994, the Company granted Westek Electronics, Inc. ("Westek"), a company controlled by Mr. Larkin's son, a two-year option to purchase 40,000 shares of Common Stock at an exercise price $.50 per share. The option is presently exercisable and expires on March 2, 1997. The option was issued to Westek in consideration of a loan of $20,000 from Westek to the Company. This transaction was considered exempt from the registration requirements of the Securities Act under Section 4(2) thereof and Rule 506 of Regulation D since this was a transaction by an issuer not involving a public offering of securities to a person who was familiar with the issuer's business.

          From January 5, 1995 to November 15, 1995, the Company offered and sold 864,000 shares of Common Stock at $.50 per share to 13 persons pursuant to Rule 504 of Regulation D promulgated under the Securities Act. In connection with such transaction, the company granted an option to Harris McLean Financial Group, Ltd. ("Harris McLean") to purchase up to 200,000 shares of Common Stock. The option was granted to Harris McLean pursuant to Regulation S promulgated under the Securities Act.

         From April 8, 1996 to May 15, 1996, the Company sold 1,100,000 shares of Common Stock at $.50 per share to 56 persons pursuant to Rule 504 of Regulation D promulgated under the Securities Act.

         On April 15, 1996, options to purchase 25,000 shares under the 1996 Stock Option Plan were granted to each of Kenneth Campbell and Richard Hennessey and options to purchase 540,000 shares under such plan were granted to Keith Larkin. The grant of such options was exempt under Section 4(2) of the Securities Act since the options were granted to persons familiar with the issuer's business.

        As of June 26, 1996, the Company granted to each of Martin Goldberg, Costas Takkas and Don Fraser a warrant to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share. These transactions were considered exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act since such transactions involved the negotiation of the terms of the warrants with sophisticated persons. In addition, the transactions with Messrs. Takkas and Fraser were exempt from such registration requirements under Regulations S promulgated under the Securities Act since the transactions with such persons complied with all of the conditions in Regulation S.

         As of December 19, 1996, the Company issued warrants to purchase 300,000 shares of Common Stock to Harvey M. Burstein and warrants to purchase 100,000 shares of Common Stock to James D. Loeffelbein. The exercise price of the warrants is $1.50 per share. These transactions were considered exempt from the registration requirements of the Securities Act under Section 4(2) since such transactions involved the negotiation of the terms of the warrants with sophisticated persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              RESULTS OF OPERATION

YEAR ENDED OCTOBER 31, 1996 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1995.

         For the year ended October 31, 1996, the Company realized a net loss of $(521) compared to a net income of $43,959 for the year ended October 31, 1995. This difference is attributed to the one-time Form 10 SEC registration filing expense during fiscal 1996 of $79,072. The Company incurred this expense to establish credibility with its investors. Management believes that this investment in its new reporting position with the SEC will further attract future investment in the Company.

          Net sales for the year ended October 31, 1996 totaled $852,778, representing an increase of $22,111 in net sales over the comparable prior twelve-month period. The Company commenced the sale of its product through distributors in the first quarter of fiscal 1996, and at the completion of fiscal year 1996, the Company sold a total of 20,810 headsets, as compared to 17,599 headsets in the previous fiscal year. The difference represents an increase in sales of 3,211 headsets or 18% more than the comparable twelve-month period. The reason the Company did not achieve a comparable increase in net sales is the result of the Company's decision to expand the sale of its product through distributors in order to increase market share. This decision resulted in a reduction of prices to the Company's distributors. The disparity in price between the cost to distributors and retailers is primarily a result of shifting a direct selling expense from the Company to distributors. See "Description of Business--Products." All revenues are the result of sales of the ProCom headset by the Company and its distributors. Distributors accounted for 62% of the net revenues and 69% of unit volume versus 31% of net revenues and 34% of unit volume in the comparable 1995 period. The Company, through its own research, believes that the Company currently retains a 37% share of the fast-food headset market in units, which is a 103% increase in market share in the comparable 1995 period. Further expansion of the Company's market share is expected due to a formal agreement made by the Company and one of its principal customers to sell and distribute the ProCom headset worldwide.

         Gross profits improved by $99,024 or 21% over the previous comparable year. This change is the result of a further refinement of implemented accounting practices in regards to the reporting of inventory in relation to the comparable 1995 fiscal year. Costs not associated with the production of finished goods were moved to selling, general and administrative expenses ("SG&A"). Consequently, SG&A increased by the same offsetting amount. Management believes this change correctly portrays the advantage the Company retains over its competitors in manufacturing headsets. Actual SG&A increased approximately $8,000 in relation to the 1995 comparable year. This minor increase resulted from savings gained from the closure of a satellite sales office in California in July 1995 offset by investments in market research and research and development. In regards to the office closure, a total of four full-time employees, two sales representatives, a manager and a secretary were released from employment with the Company with no additional hiring required at the corporate office. The results of this office closure caused a decrease of 23% or $27,791 in marketing expenses from $149,373 in fiscal year 1995 to $121,582 in the comparable 1996 period. In addition, related office expenses were reduced by a total of $113,623 from $320,149 to $206,526. Market research and research and development expenditures had a combined increase of $29,009 over fiscal year 1995. Combined totals were $76,309 in fiscal year 1996 versus $47,300 in fiscal year 1995. These investments were made in preparation for several product introductions planned for fiscal year 1997. Accrued warranty expenses increased to $22,663 to support normal repairs on over 50,000 headsets in use in the fast-food market. In addition, gains were also made of $12,939 in allowances made for bad debt in regards to the Company's outstanding accounts receivable. Currently the Company's late pay customers are less than 5% of the total accounts receivable. Additional improvements of $11,569 were seen in the reduction of outside consulting expenses required to manage and implement a computer and telecommunication equipment upgrade.

          The Company generated interest income of $27,668 for fiscal 1996 as compared to interest income of $2,160 for the comparable prior year. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities during fiscal 1996. Offsetting the interest income during fiscal year 1996 was an interest expense of $13,868 resulting from a loan of $250,000 from a stockholder of the Company. Comparable interest expense was $1,967 during fiscal year 1995. The loan was originally planned to support the Company's research and development efforts and as a reserve for unanticipated cash requirements. Because the Company decided that the proceeds of the loan would not be needed, the principal amount of the loan and accrued interest of $13,868 were repaid in April 1996. The principal amount of the loan accrued interest at the rate of 14.3% per annum. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

FISCAL YEAR ENDED OCTOBER 31, 1995

         For the fiscal year ended October 31, 1995, the Company realized net sales of $830,667 on the sale of 17,599 headsets. Cost of goods sold for this period was $358,595, which resulted in gross profits of $472,072. Net income for the twelve-month period totaled $43,959, after non-recurring expenses in excess of $50,000 related to the Company's sale in 1995 of 864,000 shares of Common Stock and corporate start-up expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

         The current ratio (current assets to current liabilities) of the Company was 9.86 to 1.00 at October 31,1996 and working capital was $878,109, as compared to 2.51 to 1.00 and working capital of $472,533 at October 31, 1995. This was primarily the result of the Company's private placement of securities during the period and the repayment of a loan of $250,000 from a stockholder of the Company.

         During the fiscal year ended October 31, 1995 and thereafter, the Company has funded its working capital requirements with cash flow from operations and the net proceeds of $846,432 from the private sale of 1,964,000 shares of Common Stock. The Company intends to use the cash it generates from operations and the net proceeds from the private sale of Common Stock to increase its market share in the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least twelve months. However, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a self-underwritten public offering of equity and the receipt of $1,520,000 from the exercise of 1,040,000 stock purchase warrants and options owned by six persons, who will be registering the shares of Common Stocks underlying their warrants and options with the Securities and Exchange Commission. The Company presently intends to register approximately 1,000,000 shares of Common Stock on the same registration statement covering the shares underlying such warrants and options. There can be no assurance that the warrants and options will be exercised or that the Company will be successful in selling all or any portion of the shares it intends to register with the Securities and Exchange Commission. The Company presently intends to file the registration statement with the Securities and Exchange Commission in February 1997. The Company presently does not expect to finance, to any significant extent, its growth through debt financing.

          Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive an annual salary of a maximum of $90,000 ( as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pre-tax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. See "EXECUTIVE COMPENSATION--Employment Agreements."


ITEM 7. FINANCIAL STATEMENTS

         The financial statements and notes thereto are included herein beginning at page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.
                                       11

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the executive officers and directors of the Company:

      NAME                    AGE      POSITION WITH THE COMPANY

      Keith Larkin             73      Chairman of the Board, President and
                                       Treasurer

      Kenneth Campbell         55      Director, Secretary and Vice President
                                       Operations

      Richard Hennessey        37      Vice President - Marketing

         Keith Larkin is the founder, Chairman of the Board, President and Treasurer of the Company. Mr Larkin's 30 year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 1995 of approximately $170 million. From 1961 until he sold his equity interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership which he managed as general partner. Pro Tech Systems was formed to design, manufacture and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the Company in November 1994, Mr. Larkin became the Chairman of the Board, President and Treasurer of the Company.

         Kenneth Campbell has held the positions of Vice President-Operations, Secretary, and a Director of the Company since November 9, 1994. As Vice President-Operations, Mr. Campbell is responsible for all aspects of manufacturing including materials management, production, quality control, and all related accounting. From 1967 through 1979, he served as the President of the Boathouse of Lexington, Inc., a corporation dealing in a line of pleasure boats manufactured by the SeaRay Corporation. From 1980 through 1989, Mr. Campbell owned several retail businesses specializing in consumer product sales, including Campbell Distributors, Inc. and Campbell & Associates of Fort Pierce, Florida. Mr. Campbell was employed as a real estate broker for Prudential Real Estate in 1990 and 1991 and as a sales manager for Pace Homes, Inc. and Versa Development, Inc. from 1992 to 1993.

         Richard Hennessey joined the Company as Director of Marketing in August 1995 and was appointed Vice President - Marketing on June 10, 1996. From 1982 through 1984, Mr. Hennessey was a salesman with the computer sales division of Lanier Business Products located in Boston, Massachusetts. From 1984 through April 1994, Mr. Hennessey held various new venture sales and sales management positions with Digital Equipment Corporation ("Digital"). From January 1995 until Mr. Hennessey joined the Company, he was engaged in voluntary missionary work.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership in the Common Stock. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 31, 1996, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements, with the exception of Keith Larkin, Kenneth Campbell and Richard Hennessey, who filed their initial Form 3s eight days late.

ITEM 10. EXECUTIVE COMPENSATION

         Set forth below is certain information concerning the compensation paid to the Company's chief executive officer for the fiscal years ended October 31, 1996 and 1995. No other executive officer of the Company received compensation in excess of $100,000 for such fiscal years.

SUMMARY COMPENSATION TABLE

         The following table provides the cash and other compensation paid or accrued by the Company to its chief executive officer for the fiscal year ended October 31, 1996:


                              Annual Compensation                   Long Term Compensation

                                                                    Securities
                                                        Restricted  Underlying
                                  Other  Annual         Stock       Stock        LTIP         All Other
Name/Position     Year   Salary   Bonus  Compensation   Awards      Options      Payouts     Compensations
-------------     ----   ------   -----  ------------   ----------  ----------   -------     -------------
Keith Larkin      1996   $42,500    0       $0             0         540,000*      0              0
Chief Executive   1995   $22,500    0        0             0               0       0              0
Officer

*For a description of such stock options, see "EXECUTIVE COMPENSATION-Stock Option Plan."

EMPLOYMENT AGREEMENTS

         Effective December 9, 1994, Keith Larkin entered into a five-year amended and restated employment agreement with the Company, pursuant to which he has the duties of President and Treasurer of the Company and has a right to receive an annual salary of up to $90,000, which may increase each year by an amount not less than the percentage increase in the United States Consumer Price Index. Under the agreement, Mr. Larkin will only be entitled to receive an annual salary of $90,000 if the Company generates annual sales for a fiscal year of $2 million and has pre-tax income equal to at least 20% of the Company's annual sales. In all cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. As part of the consideration Mr. Larkin provided to the Company in exchange for the Company's obligations under the employment agreement, Mr. Larkin assigned all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceived during the five years prior to the date of the agreement. This provision covers the patent rights, if any, associated with the ProCom, Trinity and ConForm lightweight telephone headsets. For the fiscal years ended October 31, 1996 and 1995, the Company paid Mr. Larkin a salary of $42,500 and $22,500, respectively.

         The Company does not have written employment agreements with Kenneth Campbell or Richard Hennessey. During each of the fiscal years ended October 31, 1996 and 1995, Mr. Campbell received a salary of $40,000, and Mr. Hennessey received a salary of $31,733 and $7,500, respectively.

         Messrs. Larkin and Campbell did not receive any additional compensation for serving as the directors of the Company.

STOCK OPTION PLAN

         In April 1996, the board of directors of the Company adopted the Company's 1996 Stock Option Plan (the 'Plan"). The Plan provides for the grant by the Company of options to purchase up to an aggregate of 590,000 of the Company's authorized but unissued shares of Common Stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to officers, directors, consultants, and other persons rendering services to the Company.

         The purposes of the Plan are to provide incentive to employees, including officers, directors and consultants of the Company, to encourage such persons to remain in the employ of the Company and to attract to the Company persons of experience and ability. The Plan terminates on April 15, 2006.

         Options granted under the Plan may be either incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended ("incentive options"), or options that do not qualify as incentive options ("nonqualified options"). The exercise price of incentive options must be at least equal to the fair market value of the shares of Common Stock on the date of grant; provided, however, that the exercise price of any incentive option granted to any person who, at the time of the grant of the option, owns stock aggregating 10% or more of the total combined voting power of the Company or any parent or subsidiary of the Company ("Ten Percent Shareholder"), must not be less than 110% of the fair market value of such shares on the date of grant of the incentive option. No incentive option may be granted under the plan to any individual if the aggregate fair market value of the shares (determined as of the date the option is granted) which vest (i.e. first become exercisable) during any calendar year, under all incentive options held by such optionee exceeds $100,000. There is no limitation on the amount of nonqualified stock options which may be granted to any participant in the plan. Options may be granted under the Plan for terms of up to ten years; provided, however, that the term of any incentive option granted to any Ten Percent Shareholder, may not exceed five years. Options granted under the Plan to officers, directors or employees of the Company may be exercised only while the optionee is employed or retained by the Company. However, options which are exercisable at the time of termination may be exercised within three months of the date of termination, and twelve months after termination of the employment relationship or directorship if such termination was by reason of death or permanent disability of the optionee.

         On April 15, 1996, options to purchase 25,000 shares were granted to each of Kenneth Campbell and Richard Hennessey and options to purchase 540,000 shares were granted to Keith Larkin. All of such options are immediately exercisable at the option price of $0.50 per share and expire on April 15, 1999. The average bid price of the Common Stock on April 18, 1996, the closest date to the grant of the options, was $.50, as reported by the NASD Electronic Bulletin Board.

FISCAL YEAR 1996 OPTION EXERCISES AND HOLDINGS

         The following table sets forth (i) the stock option exercises by the chief executive officer of the Company during fiscal year 1996; (ii) the number of shares underlying both exercisable and non-exercisable stock options as of October 31, 1996; and (iii) the value for "in-the-money" options which represents the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock:

                                                               Number of Shares Underlying               Value of In-the-Money
                                                           Outstanding Stock Options at Year End       Outstanding Stock Options
                   Shares Acquired By            Value     -------------------------------------     ------------------------------
Name            Exercises in Fiscal 1996        Realized     Exercisable       Not Exercisable       Exercisable    Not Exercisable
----            ------------------------        --------     -----------       ---------------       -----------    ---------------
Keith Larkin            0                         0            540,000                0                $675,000           0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock, as of January 24, 1997, by:(i) each of the Company's officers and directors; (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; and (iii) all of the Company's officers and directors as a group:




Name and Address of                     Shares Owned
Beneficial Owner                        Beneficially   Percentage of Class
-------------------                     ------------   -------------------

Keith Larkin                            1,577,700(1)        35.0%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, Florida 34946

Kenneth Campbell                           25,000(2)         0.6%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, Florida 34946

Richard Hennessey                          25,000(3)         0.6%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce,, Florida 34946

Harvey M. Burstein*                       300,000(4)         7.0%

Harris McLean Financial Group, Ltd.       220,000(5)         5.3%
P.O. Box 39758
Cayman  Islands, B.W.I


All officers and directors as a group   1,627,700(1)(2)(3)  35.7%
(3 persons)

------------------
* The address for this stockholder is c/o ProTech Communications, Inc.

(1) Includes 540,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.50 per share and expires on April 15, 1999.

(2) Represents 25,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.50 per share and expires on April 15, 1999.

(3) Represents 25,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.50 per share and expires on April 15, 1999.

(4) Represents 300,000 shares of Common Stock underlying a stock purchase warrant, which is presently exercisable at $1.50 per share and expires on December 18, 1999.

(5) Includes 200,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.60 per share and expires on May 2, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 1, 1994, all of the assets of Pro Tech Systems, a California limited partnership, were transferred to the Company. In exchange, the Company issued 1,000,000 shares of Common Stock to Mr. Larkin (the general partner of the partnership) and 1,000,000 shares to the 12 limited partners of the partnership.

         On September 12, 1995, Euro Investment Corporation, a corporation organized under the laws of the Cayman Islands, loaned the Company $250,000. Interest on the principal amount of the loan accrued at the rate of 14.3% and all principal and accrued interest was payable upon demand. The loan was secured by the Company's accounts receivable. In April 1996, the Company repaid the principal amount of the loan and all accrued interest thereon ($13,868). At the time such loan was made to the Company, Eurovest Securities Ltd. ("Eurovest"), a corporation organized under the laws of the Cayman Islands, beneficially owned approximately 5.2% of the Company's then-issued and outstanding Common Stock. Don Fraser, an individual who has entered into a two-year marketing agreement with the Company, controls Euro Investment Corporation which owns 50% of the stock of Eurovest. See "DESCRIPTION OF BUSINESS - Marketing and Sales."

         In connection with the Company's sale of 1,964,000 shares of Common Stock during fiscal 1995 and 1996, Harris McLean Financial Group, Ltd. ("Harris McLean") acted as sales agent for the Company with respect to the sale of shares outside the United States. As consideration for the services of Harris McLean, the Company paid such firm a commission of $40,950 and granted the firm an option (without the payment of any cash consideration) to purchase 200,000 shares of Common Stock at an exercise price of $.60 per share. The option is presently exercisable and expires on May 2, 1997.

         As of December 19, 1996, the Company issued to Harvey M. Burstein a stock purchase warrant (without the payment of any cash consideration) to purchase 300,000 shares of Common Stock at a purchase price of $1.50 per share. The warrant is presently exercisable and expires on December 18, 1999. The terms of the warrant include, among other things, standard piggy-back and demand registration rights.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The financial statements and notes thereto are included herein beginning at page 20.

(a) 1. Index to Financial Statements                         Page

         Report of Independent Certified Public Accountants   20

         Balance Sheets as of October 31, 1996 and 1995       21

         Statements of Operations for the years
            ended October 31, 1996 and 1995                   22

         Statements of Stockholders' Equity for the years
            ended October 31, 1996 and 1995                   23

         Statements of Cash Flows for the years ended
            October 31, 1996 and 1995                         24

         Notes to Financial Statements                        25

    2. Exhibit

        3.1 Articles of Incorporation of the Company, dated October 5, 1994, and the Amendments thereto, dated January 31, 1995*.

        3.2     By-Laws of the Company.*

        10.1 Amended and Restated Employment Agreement, dated as of December 9, 1994, between the Company and Keith Larkin**(1)

        10.2 Stock Option, dated March 3, 1995, issued by the Company to Harris McLean Financial Group, Ltd.*

        10.3 Stock Option, dated November 3, 1994, issued by the Company to Westek Electronic, Inc.*

        10.4    The Company's 1996 Stock Option Plan.*(1)

        10.5 Stock Option, dated April 15, 1996, issued by the Company to Keith Larkin.*(1)

        10.6 Stock Option, dated April 15, 1996, issued by the Company to Kenneth Campbell.*(1)

        10.7 Stock Option, dated April 15, 1996, issued by the Company to Richard Hennessey.*(1)

        10.8    Lease, dated July 20, 1994, between the Company and Sid
                Motel.**

        10.9 Lease dated November 22, 1995, between the Company and Sidney Motel.**

        10.10 Marketing Agreement, dated as of June 26, 1996, between the Company and Martin Goldberg.*

        10.11 Amended and Restated Stock Purchase Warrant, dated as of June 26, 1996, issued by the Company to Martin Goldberg.**

        10.12 Marketing Agreement, dated as of June 26, 1996, between the Company and Costas Takkas.*

        10.13 Amended and Restated Stock Purchase Warrant, dated as of June 26, 1996, issued by the Company to Costas Takkas.**

        10.14 Marketing Agreement, dated as of June 26, 1996, between the Company and Don Fraser.*

        10.15 Amended and Restated Stock Purchase Warrant, dated as of June 26, 1996, issued by the Company to Don Fraser.**

        10.16 Stock Purchase Warrant, dated as of December 19, 1996, issued by the Company to Harvey M. Burstein.

        10.17 Stock Purchase Warrant, dated as of December 19, 1996, issued by the Company to James D. Loeffelbein.

        27      Financial Data Schedule (for SEC use only).

-------------
* Incorporated by reference to the initial filing with the Commission of the Company's Form 10-SB on July 5, 1996.
** Incorporated by reference to Amendment No. 1 to the Company's Form 10-SB which was filed with the Commission on October 4, 1996.
(1)     Denotes a management contract or compensatory plan or arrangement.

         All exhibits which are incorporated herein from previously filed documents with the Commission have the same exhibit number as the documents listed hereinabove.

                          INDEPENDENT AUDITORS' REPORT
                           --------------------------

The Board of Directors
Pro Tech Communications, Inc.:


We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of October 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


December 12, 1996

                           ProTech Communications, Inc.
                                 Balance Sheets
                            October 31, 1996 and 1995

                                        Assets                               1996       1995
                                        ------                              ----       ----
Current Assets:
                Cash and cash equivalents                                  596,705    571,270
                Accounts receivable less allowance for doubtful
                accounts of $9,141 and $22,080 in 1996 and 1995,
                respectively                                               155,460    119,411
                Inventory (note 2)                                         176,447     90,061
                Due from officers and employees                             34,656      3,662
                Other current assets                                    $   13,994      1,122
                                                                        ----------    -------
                              Total current assets                         977,262    785,526

                  Net property and equipment (note 3)                      128,880     90,166
                  Other assets                                               4,366      ---
                                                                        ----------    -------
Total Assets                                                            $1,110,508    875,692
                                                                        ==========    =======

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current Liabilities:
                  Notes Payable (note 5)                                     ---      250,226
                  Accounts payable                                          53,663     28,581
                  Accrued expenses                                          45,490     34,186
                                                                        ----------    -------
Total current liabilities                                                   99,153    312,993

Stockholder's Equity: (note 6)
                  Common Stock, $.001 par value, authorized 10,000,000
                  shares, issued and outstanding 3,964,000 and
                  2,864,000 shares in 1996 and 1995, respectively            3,964      2,864
                  Additional Paid in Capital                               963,953    515,876
                  Retained Earnings                                         43,438     43,959

                                                                        ----------    -------
                  Total Stockholders' Equity                             1,011,355    562,699
                                                                             ---        ---
Commitments (note 8)                                                    ----------    -------

                                                                        $1,110,508    875,692
                                                                        ==========    =======

See accompanying notes to financial statements

                           ProTech Communications, Inc.
                           Statements of Operations
                           Years ended October 31, 1996 and 1995



                                                          1996          1995
                                                          ----          ----
  Net Sales (note 10)                                $  852,778        830,667

  Cost of Goods Sold                                    281,682        358,595
                                                      ---------      ---------

                Gross Profit                            571,096        472,072

  Selling, general and administrative expenses          513,398        406,210
  Provision for doubtful accounts                        (8,661)         9,197
                                                      ---------      ---------

                Income from operations                   66,359         56,665

  Other income (expense):
                Interest income                          27,668          2,160
                Interest expense                        (13,868)        (1,967)
                Miscellaneous income                        107          1,033
                Form 10 filing costs (note 11)          (79,072)            --
                                                      ---------      ---------

                          Income before income taxes      1,194         57,891

                Income taxes (note 9)                     1,715         13,932
                                                     ----------      ---------
                          Net Income(loss)           $     (521)        43,959
                                                     ==========      =========

  Income(loss) per common share                      $     0.00           0.02
                                                     ==========      =========
  Average common shares outstanding                   3,414,000      2,462,417
                                                     ==========      =========

See accompanying notes to financial statements.

                         PRO TECH COMMUNICATIONS, INC.
                       Statements of Stockholders' Equity
                     Years ended October 31, 1996 and 1995


                                                    Additional
                                         Common      Paid-in      Retained
                                         Stock       Capital      Earnings       Total
                                         -----       -------      --------       -----

Balance, November 1, 1994           $    2,000       119,485         --         121,485


Issuance of 864,000 shares of              864       396,391         --         397,255
    common stock (note 6) (net of
    issue costs of $32,000 and
    subscribed stock for $2,000)

Net income                                --            --         43,959        43,959
                                    ----------       -------       ------     ---------

Balance, October 31, 1995                2,864       515,876       43,959       562,699

Issuance of 1,100,000 shares of
    common stock (note 6) (net of
    issue costs of $98,824 and
    subscribed stock for $2,000)         1,100       448,077         --         449,177

Net loss                                  --            --           (521)         (521)
                                    ----------       -------       ------     ---------

Balance, October 31, 1996           $    3,964       963,953       43,438     1,011,355
                                    ==========       =======       ======     =========

See accompanying notes to financial statements

                        PRO TECH COMMUNICATIONS, INC.
                          STATEMENTS OF CASH FLOWS
                    Years ended October 31, 1996 and 1995


                                                                   1996            1995
                                                                   ----            ----
Cash flows from operating activities:
      Cash received from sale of merchandise                   $   885,952        723,566
      Cash paid to vendors and employees                        (1,008,028)      (738,295)
      Interest paid                                                (13,868)        (1,967)
      Interest received                                             27,668          2,160
                                                               -----------        -------

               Net cash used by operating activities              (108,276)       (14,536)
                                                               -----------        -------
Cash flows from investing activities:
      Purchase of property and equipment                           (65,840)       (70,976)
      Proceeds from the sale of property and equipment                 600          3,275
                                                               -----------        -------

               Net cash used in investing activities               (65,240)       (67,701)
                                                               -----------        -------
Cash flows from financing activities:
      Principal payments on notes payable                         (250,226)        (2,420)
      Repayment of loan payable                                       --           (5,721)
      Proceeds from note payable                                      --          250,000
      Proceeds from issuance of common stock                       449,177        397,255
                                                               -----------        -------

               Net cash provided by financing activities           198,951        639,114
                                                               -----------        -------

               Net increase in cash and cash equivalents            25,435        556,877

Cash and cash equivalents at beginning of year                     571,270         14,393
                                                               -----------        -------

Cash and cash equivalents at end of year                       $   596,705        571,270
                                                               ===========        =======


Reconciliation of net income to net cash used by operating
      activities:
Net income (loss)                                              $      (521)        43,959

Adjustments to reconcile net income to net cash used
by operating activities:
      Depreciation and amortization                                 26,712         20,619
      Allowance for doubtful accounts                               (6,861)         8,779
      (Gain loss on disposal of fixed assets                           470           (829)
      Increase in accounts receivable                              (29,188)       (42,220)
      Increase in inventory                                        (86,386)       (65,914)
      Increase in receivables from officers and employees          (30,994)          --
      Increase in other assets                                     (17,894)          (500)
      Increase (decrease) in accounts payable                       25,082         (2,607)
      Increase in accrued expenses                                  11,304         27,007
      Increase in other liabilities                                   --           (2,830)
                                                               -----------        -------
                Total adjustments                                 (107,755)       (58,495)
                                                               -----------        -------
                Net cash used by operating activities          $  (108,276)       (58,495)
                                                               ===========        =======

See accompanying notes to financial statements

                          PRO TECH COMUNICATIONS, INC.

                          Notes to Financial Statements

                            October 31, 1996 and 1995

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      BUSINESS

         Pro Tech Communications, Inc. (the"Company") was organized and incorporated under the laws of the State of Florida for the purpose of designing, developing, producing and marketing lightweight telephone headsets. The Company presently manufactures and markets its first headset design primarily for fast food companies and other large quantity users of headset systems. The Company is in the process of completing the development of a second design for the telephone user market, which includes telephone operating companies, government agencies and business offices. The Company's business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of its competitors.

         On November 1, 1994 all assets and liabilities of Pro Tech Systems (a limited partnership) were transferred to Pro Tech Communications, Inc. The former partners of Pro Tech Systems received 2,000,000 shares of common stock in the Company in exchange for their respective interests in the limited partnership.

         Pro Tech Systems was formally dissolved as of December 13, 1994.

         (b)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         (c)      INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (d)      REVENUE AND COST RECOGNITION

         The Company recognizes revenues as products are shipped. New customers are extended a 30-day trial period during which the product may be returned. Additionally, each headset carries a two year warranty. The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the balance sheet.

(e)      PROPERTY AND EQUIPMENT

         Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-10 years. Repair and maintenance costs are charged to expense when incurred.

(f)      INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's cash and cash equivalents, accounts receivable and current liabilities approximate the carrying amount due to the short-term nature of such financial instruments.

(h)      RECLASSIFICATION

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

(i)      ADVERTISING

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs approximated $14,200 and $6,400 for the years ended October 31, 1996 and 1995, respectively, and were included in selling, general and administrative expenses in the accompanying statement of operations.

(j)      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during 1996 and 1995 was $44,600 and $31,300, respectively.

(k)      USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from those estimates.

(l)      STOCK OPTION PLAN

         On October 23, 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and nonpublic entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 (APB 25) method, or (2) to adopt the Statement 123 fair value based method. Once the method is adopted, an entity cannot change the method and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the Statement 123 fair value based method, Statement 123 requires pro forma net income and earnings per share information as if the fair value based method had been adopted. For entities not adopting the fair value based method, the disclosure requirements of Statement 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal year ended October 31, 1997 for the Company). The pro forma disclosures are to include all awards granted in fiscal years that begin after December 15, 1994 (fiscal year ended October 31, 1996 for the Company). However, the disclosures including the pro forma net income and earnings per share disclosures, for the fiscal year beginning after December 15, 1994 (fiscal year ended October 31, 1996 for the Company) will not be included in that year's financial statements but will be included in the following year end (fiscal year ended October 31, 1997 for the Company) financial statements if the first fiscal year is presented for comparative purposes. Management has determined that the Company will account for stock-based compensation under the APB 25 method and will disclose the pro forma impact of Statement 123 in future years' financial statements.

(m)      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
         OF

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(n)      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
         LIABILITIES

         In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

(2)      INVENTORY

         Inventory at October 31, 1996 and 1995 consists of the following:


                                                   1996               1995
                                                   ----               ----

                Raw materials                   $   84,751           68,521
                Work in process                     54,645            1,000
                Finished goods                      37,051           20,540
                                                ----------           ------
                                                $  176,447           90,061
                                                ==========           ======

(3)      NET PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at October 31, 1996 and 1995:

                                                   1996              1995
                                                 --------          --------
                Production molds                 $ 98,124            52,999
                Office equipment                   50,156            40,091
                Production equipment                8,217             8,217
                Leasehold improvements              6,972             6,663
                Vehicles                            5,557             1,984
                Marketing displays                  5,430                --
                                                  -------           -------

                    Total cost                    174,456           109,954

                Less:  accumulated depreciation    45,576            19,788
                                                  -------           -------

                    Total                         128,880            90,166
                                                  =======           =======

         Total depreciation expense was $26,056 and $20,464 for the years ended October 31, 1996 and 1995, respectively.


(4)      NOTES PAYABLE

         Notes payable consisted of the following at October 31, 1996 and 1995:


                                                                  1996          1995
                                                                  ----          ----
         Note payable to GMAC bearing fixed interest at 18.5%;
             interest and principal payable in sixty equal
             monthly installments of $143, final payment
             due November 1995; secured by vehicle.              $   -             226
         Note payable to Euro Investment Corporation bearing
             annual interest at 14.3%, payable on demand             -         250,000
                                                                 -------       -------
                               Total notes payable               $   -         250,226
                                                                 =======       =======



(5)       ACCRUED EXPENSES

          Accrued expenses consisted of the following at October 31, 1996 and 1995:

                                                                  1996          1995
                                                                  ----          ----
                Accrued warranty expense                         $22,663        4,825
                Accrued professional fees                         11,155         --
                Other accrued expenses                            11,672       29,361
                                                                 -------       ------
                                                                 $45,490       34,186
                                                                 =======       ======

(6)      CAPITAL STOCK

         During fiscal year 1996, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 1,100,000 shares of common stock at $.50 per share, yielding net cash proceeds of $451,177. During fiscal year 1995, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 864,000 shares of common stock at $.50 per share yielding net cash proceeds of $399,255. At October 31, 1996, $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

         The Company, in conjunction with the stock offering of March 3, 1995, issued warrants for 200,000 shares of common stock to the sales agent responsible for sales outside the United States. In June 1996, the Company issued warrants for 200,000 shares of Common Stock to each of three individuals as consideration for services to be rendered in marketing the Company's products throughout the world. As of October 31, 1996, a summary of the warrants to purchase common stock, currently exercisable, are as follows:

                   Expiration Date         Shares     Exercise Price Per Warrant
                   -----------------       -------    --------------------------

                   September 3, 1997       200,000             $ .60
                   September 26, 1998      600,000             $1.50

(7)      STOCK OPTION PLAN

         On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorizes the issuance of up to 590,000 shares of common stock, all of which were granted during fiscal year 1996.

         On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out from April 8, 1996 to May 15, 1996, (note 5). The stock options are exercisable upon the grant date, extending over a period of three years. At October 31, 1996, no stock options had been exercised.

(8)      OPERATING LEASES

         The Company leases office and production facilities under operating leases. Future minimum lease payments for such noncancelable leases as of October 31, 1996 are as follows:

                 1997                   16,870
                 1998                    1,406
                 ----                  -------
                          Total        $18,276
                                       =======

         Rent expense under lease agreements totaled $15,395 and $15,319 for fiscal year 1996 and 1995, respectively.

(9)      INCOME TAXES

         Income tax expense (benefit) consist of:

                                   Current     Deferred       Total
                                   -------     --------       -----
         1996:
              Federal             $ 4,255        (2,800)       1,455
              State                 1,360        (1,100)         260
                                  -------        ------       ------
                                    5,615        (3,900)       1,715
                                  =======        ======       ======

         1995
             Federal               12,179             -       12,179
             State                  1,753             -        1,753
                                  -------        ------       ------
                                  $13,932             -       13,932
                                  =======        ======       ======

         The actual expense differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                            1996        1995
                                                            ----        ----
             Computed "expected" tax expense              $   406      19,683
             Increase (reduction) in income taxes
                resulting from:
                   State income tax, net of federal tax
                            benefits
                                                              170       1,200
                   Effect of graduated tax rates           (5,400)    (11,200)
                   Nondeductible costs for SEC Form
                   10-SB filing                            11,000        --
                     Other, net                            (4,461)      4,249
                                                          -------      ------

                                                          $ 1,715      13,932
                                                          =======      ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

               Accounts receivable principally due to
                   allowance for doubtful accounts          $1,800
               Accrued warranty expense                      4,500
                                                            ------
                       Total deferred tax assets             6,300

         Plant and equipment principally due to
           differences in depreciation                       2,400
                                                            ------
         Total deferred tax liabilities                      2,400
                                                            ------

         Net deferred tax assets                            $3,900
                                                            ======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Taxable income for the years ended October 31, 1996 and 1995, respectively, was $1,194 and $57,891. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(10)     RELATED PARTY TRANSACTIONS

         During fiscal year 1996, the Company loaned $28,882 to its' President. The loan bears interest at 15% per annum, with principal and interest due August 2, 1997. The Company also loaned its' Vice President $3,500 during 1996. This loan bears interest at 15% per annum, with principal and interest due July 9, 1997.

         The Company has entered into an employment agreement with its' President expiring December 9, 1999. The agreement provides for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. The President is eligible for the maximum annual salary during a given year only if the Company generates annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. If at any time during the Company's fiscal year the Board of Directors determines the Company will not meet minimum requirements noted above, the Board shall determine the President's compensation for that year, taking into account the Company's projected financial performance and needs for that year.
                                       32

(11)     SEC FORM 10-SB FILING COSTS

         Subsequent to the April 8, 1996 stock offering (note 5), the Company filed Form 10-SB, (general form for registration of securities of small business issuers), under Section 12(g) of the Securities Exchange Act of 1934. The company voluntarily registered its securities in hopes of demonstrating the Company's integrity to potential investors. Due to the registration taking place subsequent to the current year stock offering, registration costs of $79,072 incurred by the Company were included in other expenses in the accompanying statement of operations.

(12)     MAJOR CUSTOMERS

         For 1996 and 1995, approximately 30% and 60%, respectively, of all sales were to McDonald's restaurant franchises.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 1997.

                                                 PRO TECH COMMUNICATIONS, INC.
                                                    (Registrant)



                                                 By:  /s/ Keith Larkin
                                                    ---------------------------
                                                    Keith Larkin, President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                          Title                       Date
---------                          -----                       ----
/s/ Keith Larkin                   President, Treasurer        January 28, 1997
----------------                 and Chairman of the Board
Keith Larkin                  (Principal Executive, Financial
                                  and Accounting Officer)


/s/ Kenneth Campbell             Director, Secretary           January 28, 1997
---------------------           and Vice President of
Kenneth Campbell                  Operations