Form 10QSB
period 1997-01-31
PRO TECH COMMUNICATIONS INC
filed 1997-03-17
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period January 31, 1997
                                       OR
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          PRO TECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
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

           Class                                   Number of Shares Outstanding
                                                        on March 14, 1997
Common stock, Par Value $.001 Per Share                    4,014,000
Transitional Small Business Disclosure Format:            Yes    No X
                                                             ---   ----

                          PRO TECH COMMUNICATIONS, INC.

                                      Index

PART 1                     FINANCIAL INFORMATION                            PAGE

         Item 1            Financial Statements

                           Balance Sheet at January 31,1997                    3
                                    (unaudited)

                           Income Statement                                    4
                           for the Three months ended January 31
                           1997 and 1996 (Unaudited)


                           Statement of Cash Flows                             5
                           for the Three months ended January 31
                           1997 and 1996 (Unaudited)


                           Statement of Stockholder's Equity                   6
                           for the Three months ended January 31
                           1997 (Unaudited)

                           Notes to Financial Statements                       7
                           (Unaudited)

         Item 2
                           Management's Discussion and Analysis               18
                           or Plan of Operation for the period
                           Nov 1, 1996 - January 31, 1997


SIGNATURES                                                                    20

         Item 3            Exhibits

                           Exhibit 27 Financial Data Schedule
                           (for SEC use only)

                      ProTech Communications, Inc.
                      Balance Sheet and Statement of Equity
                      January 31, 1997 and January 31, 1996
                                   (unaudited)


                        Assets                                      1997        1996
                        ------                                      ----        ----
Current Assets:
        Cash and cash equivalents                              $  522,354      562,012
        Accounts receivable less allowance for doubtful
        accounts of $9,141 and $22,080 in 1997 and 1996,
        respectively                                              122,055      119,894
        Inventory (note 2)                                        191,809       98,304
        Deposits being held                                         4,898          500
        Due from officers and employees                            34,437       15,000
        Other current assets                                       17,509          777
                                                               ----------      -------

                Total current assets                              893,062      796,487

        Net property and equipment (note 3)                       139,424      100,551
                                                               ==========      =======
Total Assets                                                   $1,032,486      897,038

                Liabilities and Stockholders' Equity

Current Liabilities:
        Accounts payable                                           23,189        8,054
        Accrued expenses (note 5)                                  26,044       11,677
                Total current liabilities                          49,233       19,731

Long Term Liabilities
        Notes Payable (note 4)                                          0      251,887

Stockholder's Equity: (note 6)
        Common Stock, $.001 par value, authorized 10,000,000
        shares, issued and outstanding 3,964,000 and
        2,864,000 shares in 1997 and 1996, respectively             3,964        2,864
        Additional Paid in Capital                                963,953      550,877
        Retained Earnings                                          43,458       43,959
        Current Period Profit (loss)                              (28,102)      27,820
                                                               ----------      -------
        Total Stockholders' Equity                                983,253      625,420
                                                               ==========      =======
                                                               $1,032,486      897,038


See accompanying notes to financial statements

                   ProTech Communications, Inc.
                   Statement of Operations
                   1st Quarter ended January 31, 1997 and 1996
                                   (unaudited)


                                                    1997          1996
                                                    ----          ----

Net Sales (note 11)                            $   183,514       196,586

Cost of Goods Sold                                  57,883        66,297
                                               -----------     ---------

        Gross Profit                               125,631       130,289

Selling, general and administrative expenses       159,662        93,362
Provision for doubtful accounts                          0             0
                                               -----------     ---------
        Income from operations                     (34,051)       36,927

Other income (expense):
        Interest income                              5,929         5,784
        Interest expense                                 0        (1,887)
        Miscellaneous income                             0           828
                                               -----------     ---------
                Income before income taxes         (28,102)       41,652

        Income taxes (note 9)                            0        13,932
                                               -----------     ---------
                Net Income(loss)               $   (28,102)       27,720
                                               ===========     =========

Income(loss) per common share                  $      0.00          0.01
                                               ===========     =========
Average common shares outstanding                3,964,000     2,864,000
                                               ===========     =========


See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.
                             Statement of Cash Flows
              1st Quarter ended January 31,1997 and January 31, 1996
                                   (unaudited)

                                                                             1997       1996
                                                                             ----       ----

Cash flows from operating activities:
      Cash received from sale of merchandise                             $ 140,982     154,378
      Cash paid to vendors and employees                                  (203,465)   (193,573)
      Interest paid                                                           --            (2)
      Interest received                                                      5,929       5,784
                                                                         ---------     -------

               Net cash used by operating activities                       (56,554)    (33,413)
                                                                         ---------     -------

Cash flows from investing activities:
      Purchase of property and equipment                                   (17,797)    (10,845)
      Proceeds from the sale of property and equipment                         -0-         -0-

               Net cash used in investing activities                       (17,797)    (10,845)
                                                                         ---------     -------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                  --        35,000

               Net cash provided by financing activities                         0      35,000
                                                                         ---------     -------

               Net decrease in cash and cash equivalents                   (74,351)     (9,258)

Cash and cash equivalents at beginning of period                           596,705     571,270

Cash and cash equivalents at end of period                               $ 522,354     562,012
                                                                         =========     =======

Reconciliation of net income to net cash used by operating activities:

Net income                                                               $ (28,102)     27,720
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                                            445         271
      Allowance for doubtful accounts                                            0           0
      Increase in accounts receivable                                       33,405        (573)
      Increase in receivables from officers and employees                      --      (15,000)
      Increase in Inventory                                                (15,362)     (8,243)
      Decrease in accounts payable                                         (23,116)    (20,527)
      Decrease in accrued expenses                                         (19,416)    (22,509)
      Increase (decrease) in other liabilities                               4,408       5,719
                                                                         ---------     -------

                Total adjustments                                          (28,452)     61,113

                Net cash used by operating activities                    $ (56,554)    (33,413)
                                                                         =========     =======

See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.
                        Statement of Stockholders' Equity
                   1st Quarter ended January 31, 1997 and 1996



                                                           Additional
                                                  Common     Paid-in    Retained
                                                  Stock      Capital    Earnings        Total
                                                  -----      -------    --------        -----

Balance, November 1, 1994                       $  2,000     119,485       --          121,485


Issuance of 864,000 shares of                        864     396,391       --          397,255
common stock (note 5) (net costs
of $32,000 and subscribed stock for
$2,000)


Net income                                          --          --       43,959         43,959
                                                --------     -------     ------        -------

Balance, October 31, 1995                          2,864     515,876     43,959        562,699

Net profit, 3 month period
November 1, 1995 - January 31, 1996                                      27,720

Issuance of 1,100,000 shares of
    common stock (note 6) (net of
    issue costs of $98,824 and
    subscribed stock for $2,000)                   1,100     448,077       --          449,177

Net loss                                            --          --         (521)          (521)
                                                --------     -------     ------        -------

Balance, October 31, 1996                          3,964     963,953     43,438      1,011,355
                                                --------     -------     ------        -------

Net loss - 3 month period                                               (28,102)       (28,102)
                                                                         ------        -------

November 1, - January 31,1997

Balance, January 31, 1997                       $  3.964     963,953     15,336        983,253

See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

                            January 31, 1997 and 1996

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

         (h)    Reclassification

                Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

         (i)    Advertising

                The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs approximated $1,492 and $325 for the periods ended January 31, 1997 and 1996, respectively, and were included in selling, general and administrative expenses in the accompanying statement of operations.

         (j)    Research and Development

                Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense in the period ending January 31, 1997 and 1996 was $4,750 and $685, respectively.

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

(2)    Inventory

       Inventory at January 31, 1997 and 1996 consists of the following:


                                                             1996           1997
                                                             ----           ----

                    Raw materials                          $ 45,400       53,781
                    Work in process                          58,287        9,243
                    Finished goods                           88,122       35,280
                                                           --------       ------
                                                           $191,809       98,304
                                                           ========       ======

(3)    Net Property and Equipment

       The following is a summary of property and equipment at January 31, 1997 and 1996:

                                                            1997           1996
                                                            ----           ----

                    Production molds                       $109,774       62,774
                    Office equipment                         53,309       41,648
                    Production equipment                      8,217        8,217
                    Leasehold improvements                    9,574        6,663
                    Vehicles                                  5,557        1,984
                    Marketing display                         5,430         --
                                                           --------       -------

                                  Total cost                191,861       121,286

                        Less:  accumulated depreciation      52,437        20,735
                                                           --------       -------

                                  TOTAL                    $139,424       100,551
                                                           ========       =======

       Total depreciation expense was $445 and $271 for the periods ended January 31, 1997 and 1996, respectively.


(4)    Notes Payable

       Notes payable consisted of the following at January 31, 1997 and 1996:


                                                                      1997      1996
                                                                     ------    -------
      Note payable to Euro Investment Corporation bearing
           annual interest at 14.3%, payable on demand                  --     250,000

      Accrued interest on Euro Invstment Corporation note               --       1,887

                   TOTAL NOTES PAYABLE                               $  --     251,887
                                                                     =====     =======

(5)      Accrued Expenses

                  Accrued expense consisted of the following at January 31, 1997 and 1996:

                                                                        1997          1996

                    Accrued warranty expense                       $    13,863        4,825
                    Accrued professional fees                            5,500         --
                    Other accrued expenses                               6,681        6,852
                                                                   -----------       ------
                                                                   $    26,044       11,677
                                                                   ===========       ======

(6)    Capital Stock

       During fiscal year 1996, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 1,100,000 shares of common stock at $.50 per share, yielding net cash proceeds of $451,177. During fiscal year 1995, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 864,000 shares of common stock at $.50 per share yielding net cash proceeds of $399,255. At January 31, 1997 $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

       The Company, in conjunction with the stock offering of March 3, 1995, issued warrants for 200,000 shares of common stock to the sales agent responsible for sales outside the United States. As of January 31, 1997, a summary of the warrants to purchase common stock, currently exercisable, are as follows:

                   Expiration Date                   Shares       Exercise Price Per Warrant
                   ---------------                   ------       --------------------------

                  September  3, 1997                 200,000           $  .60
                  September 26, 1998                 600,000           $ 1.50


(7)    Stock Option Plan

       On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorizes the issuance of up to 590,000 shares of common stock, all of which were granted during fiscal year 1996.

       On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out from April 8, 1996 to May 15, 1996, (note 5). The stock options are exercisable upon the grant date, extending over a period of three years. At January 31, 1997, no stock options had been exercised.

(8)    Operating Leases

       The Company leases office and production facilities under operating leases. Future minimum lease payments for such noncancelable leases as of January 31, 1997 are as follows:

                  1997                                12,653
                  1998                                 1,406
                                                     -------
                                    Total            $14,059
                                                     -------

Rent expense under lease agreements totaled $4,217 and $2,792 for the period ending January 31, 1997 and 1996, respectively.

9)     Income Taxes

       No income taxes were paid during the current reporting period.

       Income tax expense (benefit) consist of:

                                                                    Current     Deferred    Total
                                                                    -------     --------    -----

                    1996:
                           Federal                                  $  4,255    (2,800)    1,455
                           State                                       1,360    (1,100)      260
                                                                    --------    ------     -----

                                                                       5,615    (3,900)    1,715
                                                                    --------    ------     -----

                    1995
                          Federal                                     12,179      --      12,179
                          State                                        1,753      --       1,753
                                                                    --------    ------     -----

                                                                    $ 13,932      --      13,932
                                                                    --------    ------     -----

       The actual expense differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                1996        1995
                                                                ----        ----
          Computed "expected" tax expense                    $    406     19,683
          Increase (reduction) in income taxes resulting
           from:
                      State income tax, net of federal tax
                               benefits                           170      1,200
                      Effect of graduated tax rates            (5,400)   (11,200)
                      Nondeductible costs for SEC Form
                      10-SB filing                              11,000       --
                        Other, net                             (4,461)     4,249
                                                             --------     ------

                                                             $  1,715     13,932
                                                             ========     ======

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                Accounts receivable principally due to allowance for
                    doubtful accounts                                          $1,800
                Accrued warranty expense                                        4,500
                                                                               ------

                        Total deferred tax assets                               6,300

          Plant and equipment principally due to differences in
             depreciation                                                       2,400
                                                                               ------

          Total deferred tax liabilities                                        2,400
                                                                               ------


          Net deferred tax assets                                              $3,900
                                                                               ------

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

(11)   Major Customers

       For 1997 and 1996, approximately 30% and 60%, respectively, of all sales were to McDonald's Restaurant franchises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

Results of Operations

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

For the quarter ended January 31, 1997, the Company realized a net loss of $(28,102) compared to a net profit of $27,720 for the quarter ended January 31, 1996. This difference is attributed to the following changes. First, net sales for the current period decreased $13,072 with the comparable 1996 period as a result of delays in planned product introductions originally scheduled for the current quarter. The Company expects to introduce one of these products, the Conform headset, in the 2nd quarter of fiscal year 1997. The remaining two headsets, the Trinity and the NASA headset are scheduled for market introduction in the 3rd quarter of fiscal year 1997. All revenues for the period November 1, 1996 through January 31, 1997 period are the result of direct and distribution sales of the ProCom II headset. Actual unit shipments have increased 6% over the same quarter ended January 31, 1995. The Company's distributors accounted for 61% of the net revenues and 73% of unit volumes versus 45% of net revenues and 52% of unit volumes in the comparable 1996 period. This change is the result of the Company's efforts to move all sales in the fast-food market to distributors in preparation to beginning its marketing focus to the much larger telephone market. The Company believes, through its own market research, that the Company continues to retain a 37% share of the fast-food market in units.

The Company improved its gross profit by 2%, 68% in the current period versus 66% in the comparable 1996 period. This gain is the result of the Company's continued commitment to keep production costs at a minimum and yet still improve its quality and durability of its products. Consequently, the Company has made investments in improving the production process and production capacity prior to the market introductions of its three new headsets. First, investments of $11,650 were made with an alternative source of production molds for all of its new headsets. Second was the introduction of sonic welding, an initial investment of $4,898, to the production of the existing Procom II headset. All future headsets will employ this process in order for the Company to further improve the durability and reliability of its products. Thirdly, the Company has sourced an alternative cable used in all of its current and planned headsets. This new cable maintains similar strength and durability but yet has a lighter weight than the current cable used in production.

SG&A expenses increased $66,300 in the current period ending January 31, 1997 versus the comparable 1996 period. This increase is attributed to investments in the operation in preparation for planned expansion of $21,427, along with year-end auditing expenses of $30,000 and investments of $10,023 in public relations in order to improve investor relations. Finally, additional investments of $4,750 were made in Research & Development in the potential creation of the Company's first wireless product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 18.14 to 1.00 at January 31, 1997 as compared to 40.37 to 1.00 at January 31, 1996. At January 31, 1997, the Company's current assets exceeded its current liabilities by approximately $843,829.

During the fiscal year ended October 31, 1995 and thereafter, the Company has funded its working capital requirements with cash flow from operations and the net proceeds of $846,432 from the private sale of 1,964,000 shares of common stock. The Company intends to use the cash it generates from operations and the net proceeds from the private sale of common stock to increase its share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to maximize the potential of the telephone user market, to enable the Company to maximize the potential of the telephone user market and to facilitate the Company's expansion into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a self-underwritten public offering of equity and the receipt of $1,640,000 from the exercise of 1,240,000 stock purchase warrants and options owned by seven persons, who will be registering the shares of Common Stocks underlying such warrants and options with the Securities and Exchange Commission. The Company presently intends to register approximately 1,000,000 shares of Common stock on the same registration statement covering the shares underlying such warrants and options. There can be no assurance that the warrants and options will be exercised of that the Company will be successful in selling all or portion of its shares it intends to register with the Securities and Exchange Commission. It is anticipated by management that such registration statement will be declared effective by the Securities and Exchange Commission in March 1997.

Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive the annual salary of a maximum of $90,000 (as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pretax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PRO TECH COMMUNICATIONS, INC.
                                           (REGISTRANT)



Date: March 17 ,1997               By: /s/ Keith Larkin
                                       -------------------------------
                                          Keith Larkin
                                       President and Chief Executive Officer
                                       (Chief Executive and Principal
                                       Financial Officer)