Form 10QSB
period 1996-04-30
PRO TECH COMMUNICATIONS INC
filed 1997-06-16
CIK 945481

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period April 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          PROTECH COMMUNICATIONS, INC.

--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    FLORIDA                            59-3281593
          (State or other jurisdiction of           I.R.S. Employer
           incorporation or organization)           Identification Number)


            3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946

--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561)464-5100

--------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes_X_ NO___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                                         Number of Shares Outstanding
                                                       on June 13, 1997
    Common stock, Par Value $.001 Per Share              4,054,000
    Transitional Small Business Disclosure Format:      Yes    No X
                                                           ----  ----

                         PROTECH COMMUNICATIONS, INC.

Index


Part 1                          Financial Information                     Page

                 Item 1         Financial Statements

                                Balance Sheet at April 30, 1997             3
                                (unaudited)

                                Income Statement                            4
                                for the Three months ended April 30
                                1997 and 1996 (Unaudited)

                                Income Statement                            5
                                for the Six months ended April 30
                                1997 and 1996 (Unaudited)

                                Statement of Cash Flows                     6
                                for the three months ended April 30
                                1997 and 1996 (Unaudited)

                                Statement of Cash Flows                     7
                                for the Six months ended April 30
                                1997 and 1996 (Unaudited)

                                Statement of Stockholder's Equity           8
                                for the Six months ended April 30
                                1997 (Unaudited)

                                Notes to Financial Statements               9
                                (Unaudited)

                 Item 2

                                Management's Discussion and                18
                                Plan of Operation for the period
                                January 1, 1997 - April 30, 1997

                                Management's Discussion and
                                Plan of Operation for the period
                                January 1, 1997 - April 30 1997

SIGNATURES                                                                 20

                 Item 3         Exhibits

                                Exhibit 27 Financial Data Schedule
                                (FOR SEC USE ONLY)


                          PROTECH COMMUNICATIONS, INC.
                     Balance Sheet and Statement of Equity
                       April 30, 1997 and April 30, 1996

                               (UNAUDITED)


                                                 ASSETS                              1997          1996
                                                                                  ----------     ---------
Current Assets:

                 Cash and cash equivalents                                        $  516,808       693,720
                 Accounts receivable less allowance for doubtful
                 accounts of $9,141 and $19,382 in 1997 and 1996,
                 respectively                                                        114,360       125,725
                 Inventory (NOTE 2)                                                  222,288       119,191
                 Deposits being held                                                       0           500
                 Due from officers and employees                                      28,997        15,000
                 Other current assets                                                 11,611           777
                                                                                  ----------     ---------

                                 Total current assets                                894,064       954,913

                 Net property and equipment(note 3)                                  148,361       113,807


Total Assets                                                                      $1,042,425     1,068,720
                                                                                  ==========     =========

                                 Liabilities and Stockholders' Equity

Current Liabilities:

                 Accounts payable (note 4)                                            14,590         6,709
                 Accrued expenses (note 5)                                            38,129         5,363
                                                                                  ----------     ---------
                                 Total current liabilities                            52,719        12,072


Stockholder's Equity: (note 6)

                 Common Stock, $.001 par value, authorized 10,000,000
                 shares, issued and outstanding 4,054,000 and
                 3,964,000 shares in 1997 and 1996, respectively                       4,054         3,964
                 Additional Paid in Capital                                          962,268       971,727
                 Retained Earnings                                                    10,127        71,679
                 Current period Profit                                                13,257         9,278
                                                                                  ----------     ---------

                 Total Stockholders' Equity                                          989,706     1,056,648

Commitments (note 8)                                                                    --            --
                                                                                  ----------     ---------
                                                                                  $1,042,425     1,068,720
                                                                                  ==========     =========

See accompanying notes to financial statements

                          PROTECH COMMUNICATIONS, INC.
                            Statement of Operations
                     3 months ended April 30, 1997 and 1996

                                  (UNAUDITED)


                                                                         1997            1996
                                                                     ----------        -------
Net Sales (note 11)                                                  $  205,987        204,625

Cost of Goods Sold                                                       61,412         64,586
                                                                     ----------        -------

                 Gross Profit                                           144,575        140,039

Selling, general and administrative expenses                            135,656        119,308
Provision for doubtful accounts                                               0         (2,698)
                                                                     ----------        -------

                 Income from operations                                   8,919         23,429

Other income (expense):
                 Interest income                                          6,678          7,124
                 Interest expense                                             0        (13,868)
                 Miscellaneous income                                         0              0
                                                                     ----------      ---------

                                 Income before income taxes              15,597         16,685

                 Income taxes                                             2,340          7,407

                                 Net Income                          $   13,257          9,278
                                                                     ==========      =========

Income(loss) per common share                                        $        0              0
                                                                     ==========      =========

Average common shares outstanding                                     4,054,000      3,964,000
                                                                     ==========      =========

See accompanying notes to financial statements.

                          PROTECH COMMUNICATIONS, INC.
                            Statement of Operations
                     6 months ended April 30, 1997 and 1996

                                  (UNAUDITED)


                                                                          1997             1996
                                                                     -----------       ---------
Net Sales (note 11)                                                  $   389,892         391,313

Cost of Goods Sold                                                       121,076         139,803
                                                                     -----------       ---------
                 Gross Profit                                            268,816         251,510

Selling, general and administrative expenses                             299,137         201,437
Provision for doubtful accounts                                                0          (2,698)
                                                                     -----------       ---------

                 Income (Loss) from operations                           (30,321)         52,771

Other income (expense):

                 Interest income                                          12,607          12,908
                 Interest expense                                              0         (13,868)
                                                                     -----------       ---------

                                 Income (Loss) before income taxes       (17,714)         51,811

                 Income taxes                                              2,340          14,813

                                 Net Income (Loss)                   $   (20,054)         36,998
                                                                     ===========       =========
Income(loss) per common share                                        $         0               0
                                                                     ===========       =========

Average common shares outstanding                                      4,054,000       3,964,000
                                                                     ===========       =========

See accompanying notes to financial statements.

                          PROTECH COMMUNICATIONS, INC.
                 Statement of Cash Flows For the 3 months ended
                       April 30, 1997 and April 30, 1996

                                  (UNAUDITED)


                                                                                       1997           1996
                                                                                    ---------      --------
Cash flows from operating activities:
      Cash received from sale of merchandise                                        $ 215,366       200,655
      Cash paid to vendors and employees                                             (202,817)     (209,010)
      Interest paid                                                                      --         (13,868)
      Interest received                                                                 6,678         7,124
                                                                                    ---------      --------
               Net cash used by operating activities                                   19,227       (15,099)
                                                                                    ---------      --------

Cash flows from investing activities:
      Purchase of property and equipment                                              (23,178)      (23,256)
                                                                                    ---------      --------
               Net cash used in investing activities                                  (23,178)      (23,256)
                                                                                    ---------      --------
Cash flows from financing activities:

      Proceeds from issuance of common stock                                           (1,595)      421,950)
      Principal payments on notes payable                                                          (250,000)
      Proceeds from notes payable                                                                    (1,887)
                                                                                    ---------      --------
               Net cash provided by financing activities                               (1,595)      170,063
                                                                                    ---------      --------

               Net decrease in cash and cash equivalents                               (5,546)      131,708

Cash and cash equivalents at beginning of period                                      522,354       562,012
                                                                                    ---------       -------
Cash and cash equivalents at end of period                                          $ 516,808       693,720
                                                                                    =========      ========

Reconciliation of net income to net cash used by operating activities:
Net income                                                                          $  13,257         9,278

Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                                                    14,241        13,443
      Allowance for doubtful accounts                                                       0        (2,698)
      Decrease (increase) in accounts receivable                                        7,695        (5,831)
      Decrease in receivables from officers and employees                               5,440           300
      Increase in inventory                                                           (30,479)      (20,887)
      Decrease in accounts payable                                                     (8,596)       (1,390)
      Increase(decrease) in accrued expenses                                           12,085        (6,314)
      (Increase)decrease in other assets                                               (1,667)          777
      Increase (decrease) in other liabilities                                          7,251        (1,777)
                                                                                    ---------      --------

                Total adjustments                                                       5,970       (24,377)
                                                                                    ---------      --------
                Net cash used by operating activities                               $  19,227       (15,099)
                                                                                    =========      ========

See accompanying notes to financial statements

                          PROTECH COMMUNICATIONS, INC.

                 Statement of Cash Flows For the 6 months ended
                       April 30, 1997 and April 30, 1996

                                 (UNAUDITED)


                                                                                       1997           1996
                                                                                    ---------      --------
Cash flows from operating activities:
      Cash received from sale of merchandise                                        $ 441,060       391,313
      Cash paid to vendors and employees                                             (497,802)     (437,544)
      Interest paid                                                                      --         (13,868)
      Interest received                                                                12,607        12,908
                                                                                    ---------      --------

               Net cash used by operating activities                                  (44,135)      (47,191)
                                                                                    ---------      --------

Cash flows from investing activities:
      Purchase of property and equipment                                              (34,167)      (37,084)
                                                                                    ---------      --------

               Net cash used in investing activities                                  (34,167)      (37,084)
                                                                                    ---------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                           (1,595)      424,803
      Principal payments on notes payable                                                          (250,226)
                                                                                    ---------      --------

               Net cash provided by financing activities                               (1,595)      206,725
                                                                                    ---------      --------

               Net (decrease)increase in cash and cash equivalents                    (79,897)      122,450

Cash and cash equivalents at beginning of period                                      596,705       571,270
                                                                                    ---------      --------
Cash and cash equivalents at end of period                                          $ 516,808       693,720
                                                                                    =========      ========

Reconciliation of net income to net cash used by operating activities:
Net income                                                                          $ (20,054)       36,998
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                                                    14,686        13,443
      Allowance for doubtful accounts                                                       0        (2,698)
      Decrease(increase) in accounts receivable                                        42,332        (6,314)
      Decrease(increase) in receivables from officers and employees                     4,427       (11,338)
      Increase in inventory                                                           (45,841)      (29,130)
      Decrease in accounts payable                                                    (39,073)      (21,872)
      Decrease in accrued expenses                                                     (7,361)      (28,823)
      Increase in other assets                                                          4,409         2,543
      Increase in other liabilities                                                     2,340
                                                                                    ---------      --------
                Total adjustments                                                     (24,081)      (84,189)
                                                                                    ---------      --------

                Net cash used by operating activities                               $ (44,135)      (47,191)
                                                                                    =========      ========

See accompanying notes to financial statements

                          PROTECH COMMUNICATIONS, INC.
                       Statement of Stockholders' Equity
                         3 months ended April 30, 1997

                                  (UNAUDITED)


                                                         Additional
                                              Common      Paid-in    Retained
                                               Stock      Capital    Earnings     Total
                                               -----      -------    --------     -----
Balance, November 1, 1994                   $  2,000      119,485        --      121,485

Issuance of 864,000 shares of                    864      396,391        --      397,255
common stock (note 5) (net costs
of $32,000 and subscribed stock for $2,000)

Net income                                        --           --    43,959       43,959
                                            --------      -------    ------   ----------

Balance, October 31, 1995                      2,864      515,876    43,959      562,699

Net profit, 3 month period
November 1, 1995 - April 30, 1996                                    36,998

Issuance of 1,100,000 shares of
    common stock (note 6) (net of
    issue costs of $98,824 and
    subscribed stock for $2,000)               1,100      448,077        --      449,177

Net loss                                          --           --      (521)        (521)
                                            --------      -------    ------   ----------

Balance, October 31, 1996                      3,964      963,953    43,438    1,011,355
                                            --------      -------    ------   ----------
Registration of 2,240,00 shares of                        (46,645)               (46,645)
    common stock (note 6) (net of
    issue costs of $46,645)

Purchase of authorized stock options              40       20,000                 20,000
    under the Registration of 2,240,000
    shares made effective April 25, 1997
    (note 6)

Purchase of authorized stock options              50       25,000                 25,050
    (note 7) under the Company's stock
    option plan adopted April 15, 1996

Net (loss) for the 6 month period                                   (20,054)     (20,054)
    October 31, 1996 to April 30, 1997      --------      -------    ------   ----------

Balance, April 30, 1997                     $  4,054      962,268    23,384      989,706
                                            ========      =======    ======   ==========

See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements

                            April 30, 1997 and 1996

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

(I)      Advertising

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs approximated $1,592 and $4,330 for the periods ended April 30, 1997 and 1996, respectively, and were included in selling, general and administrative expenses in the accompanying statement of operations.

(J)      Research and Development

         Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense in the period ending April 30, 1997 and 1996 was $11,320 and $3,940, respectively.

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

(2)      Inventory

         Inventory at April 30, 1997 and 1996 consists of the following:

                                         1997            1996
                                       --------       --------
                Raw materials          $ 77,968         60,694
                Work in process          89,279         40,304
                Finished goods           55,041         18,193
                                       --------       --------
                                       $222,288       $119,191
                                       ========       ========

(3)      Net Property and Equipment

         The following is a summary of property and equipment at April 33, 1997 and 1996:

                                                   1997            1996
                                                 --------        -------
Production molds                                 $112,723         80,474
Office equipment                                   54,342         41,204
Production equipment                               20,691          8,217
Leasehold improvements                              9,574          6,663
Vehicles                                            5,557          1,984
Marketing display                                   5,430           --
                                                 --------        -------

    Total cost                                    208,317        138,542

  Less:  accumulated depreciation                  59,956         24,735
                                                 --------        -------

      Total                                      $148,361        113,807
                                                 ========        =======

         Total depreciation expense was $14,686 and $13,443 for the periods ended April 30, 1997 and 1996, respectively.

(4)      Notes Payable

         The Company has $0 in notes payable as of April 30, 1997. Listed notes payable below were paid in the comparative 1996 period.

                                                                1997         1996
                                                                -----       -------
Note payable to Euro Investment Corporation bearing
      annual interest at 14.3%, payable on demand                  --       250,000

Accrued interest on Euro Investment Corporation note               --         1,887

              Total notes payable                               $  --       251,887
                                                                ======      =======

(5)      Accrued Expenses

                Accrued expense consisted of the following at April 30, 1997 and 1996:

                                                                     1997         1996
                                                                   -------        -----
                            Accrued warranty expense               $22,663        4,825
                            Accrued professional fees                6,700         --
                            Other accrued expenses                   8,766          538
                                                                   -------        -----
                                                                   $38,129        5,363
                                                                   =======        =====

(6)      Capital Stock

         During fiscal year 1996, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 1,100,000 shares of common stock at $.50 per share, yielding net cash proceeds of $451,177. During fiscal year 1995, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 864,000 shares of common stock at $.50 per share yielding net cash proceeds of $399,255. During the current fiscal year, the Company has registered 2,240,000 shares of common stock for sale to the public pursuant to the Securities Act of 1933. Of such shares, the Company intends to sell 1,000,000 shares and the balance of the shares are registered for sale by certain selling stockholders. At April 30, 1997 $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

         The Company, in conjunction with the stock offering of March 3, 1995, issued warrants for 200,000 shares of common stock to the sales agent responsible for sales outside the United States. As of April 30, 1997, a summary of the warrants to purchase common stock, currently exercisable, are as follows:

         Expiration Date             Shares     Exercise Price Per Warrant
         --------------              ------     --------------------------

       September  3, 1997            200,000             $   .60
       September 26, 1998            600,000             $  1.50

(7)      Stock Option Plan

         On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorizes the issuance of up to 590,000 shares of common stock, all of which were granted during fiscal year 1996.

         On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out from April 8, 1996 to May 15, 1996, (note 5). The stock options are exercisable upon the grant date, extending over a period of three years. On February 3, 1997, 50,000 shares were exercised with the Company by both officers. As of April 30, 1997 the President has not exercised any options granted to him by the Company.

(8)      Operating Leases

         The Company leases office and production facilities under operating leases. Future minimum lease payments for such noncancelable leases as of April 30, 1997 are as follows:

                       1997                     8,690
                       1998                     1,406
                                             --------
                              Total          $ 14,059
                                             ========

         Rent expense under lease agreements totaled $8,690 and $8,376 for the period ending April 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

RESULTS OF OPERATION
--------------------

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

For the quarter ended April 30, 1997, the Company realized a net profit of $13,257 compared to a net profit of $9,278 for the quarter ended April 30, 1996. This difference is attributed to the following changes. First, net sales for the current period were nearly equal to last year, $205,987 in the current period versus $204,625 in the comparable 1996 period. The current performance represents an improvement of 2% in units shipped over the same comparable period. All revenues for the period November 1, 1996 through April 30, 1997 period are the result of direct and distribution sales of the ProCom II headset. Actual unit shipments have increased 4% in comparison to the same quarter ended April 30, 1996. In addition, the Company's distribution net revenues and unit volumes have increased 31% and 11% respectively over the comparable period. This change is the result of the Company's efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus to other targeted markets. The Company believes, through its own research, that the Company continues to retain a 37% share of the fast-food market in units sold. The Company delayed the Conform market introduction to the third quarter as a result of final production and engineering changes completed April 30, 1997. Initial market testing shows a large potential for this product's market niche. The remaining two headsets, the Trinity and the NASA headset are scheduled for market introduction in the 4th quarter of fiscal year 1997.

The Company improved its gross profit an additional 2%, 70% in the current period versus 68% in the comparable 1996 period. This gain is the result of the Company's commitment to keep production costs at a minimum. The Company reduced its direct labor requirements and yet increased its production from further improvements to the production process. Inventories increased to $222,218 versus $119,191 in the comparable 1996 period in preparation for the shift of production to the newer headsets planned for introduction in the 3rd and 4th quarters. This increase allows for the Company to support the current and planned demand for the ProCom II while not increasing short-term production expenses. Investments in production equipment in the current period are expected to further improve this production capacity along with showing improvements in the quality of finished product. SG&A expenses for the current period were $135,656 versus $119,308 in the comparable 1996 period. This difference is the result of the Company's decision to offer medical insurance for all full-time employees. All other expenses have been maintained at 1996 spending levels in order to maximize profit margins. Investments in SG&A will be made as each new product is introduced allowing for the maximization of profit margins. Finally, additional investments of $11,320 were made in Research & Development in the potential creation of the Company's first wireless product.

         ---------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's current ratio (current assets to current liabilities) was 17.00 to 1.00 at April 30, 1997 as compared to 79.10 to 1.00 at April 30, 1996. At April 30, 1997, the Company's current assets exceeded its current liabilities by approximately $843,685.

During the fiscal year ended October 31, 1995 and thereafter, the Company has funded its working capital requirements with cash flow from operations and the net proceeds of $846,432 from the private sale of 1,964,000 shares of common stock. The Company intends to use the cash it generates from operations and the net proceeds from the private sale of common stock to increase its share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to maximize the potential of the telephone user market and to enable the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. The Company is attempting to raise such additional financing through a self-underwritten public offering of 1,000,000 shares of common stock and the receipt of $1,640,000 from the exercise of 1,240,000 stock purchase warrants and options owned by six persons, on whose behalf the Company has registered the shares of common stock underlying such warrants and options with the Securities and Exchange Commission. There can be no assurance that the warrants and options will be exercised or that the Company will be successful in selling all or a portion of its shares it has registered with the Securities and Exchange Commission. This registration was declared effective by the Securities and Exchange Commission on April 25, 1997.

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



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)    Exhibits

         27    Financial Data Schedule (for SEC use only).

 (9)     Related Party Transactions

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

(10)     Major Customers

         For 1997 and 1996, approximately 30% and 60%, respectively, of all sales were to McDonald's Restaurant franchises.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTECH COMMUNICATIONS, INC.
                                          ----------------------------
                                                   (REGISTRANT)

Date: June 13, 1997                       By:  /s/ Keith Larkin
                                              ---------------------------------
                                                 Keith Larkin
                                          President and Chief Executive Officer