Form 10QSB
period 1997-07-31
PRO TECH COMMUNICATIONS INC
filed 1997-09-15
CIK 945481

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period July 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          PROTECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Florida                                           59-3281593
-------------------------------                          -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


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

         Class                                    Number of Shares Outstanding
                                                     on September 10, 1997

    Common stock, Par Value $.001 Per Share                 4,254,000

    Transitional Small Business Disclosure Format:      Yes    No X
                                                           ---   ---

                          PROTECH COMMUNICATIONS, INC.

                                     INDEX

PART 1              FINANCIAL INFORMATION                     PAGE

         Item 1     Financial Statements

                    Balance Sheets at July 31, 1997 and         3
                    1996 (UNAUDITED)

                    Statements of Operations                    4
                    for the Three months ended July 31,
                    1997 and 1996 (UNAUDITED)

                    Statements of Operations                    5
                    for the Nine months ended July 31,
                    1997 and 1996 (UNAUDITED)

                    Statements of Cash Flows                    6
                    for the Nine months ended July 31,
                    1997 and 1996 (UNAUDITED)

                    Notes to Financial Statements               7
                    (UNAUDITED)

         Item 2
                    Management's Discussion and Analysis       16
                    or Plan of Operation for the period
                    November 1, 1996 - July 31, 1997

                    Management's Discussion and Analysis       17
                    or Plan of Operation for the period
                    April 30, 1997 - July 31, 1997


PART II             OTHER INFORMATION

         Item 6     Exhibits and Reports and Form 8-K

                    Exhibit 27 Financial Data Schedule
                    (for SEC use only)

                    Reports on Form 8-K                        18

SIGNATURES                                                     19

                          ProTech Communications, Inc.
                                 Balance Sheets
                        July 31, 1997 and July 31, 1996
                                  (unaudited)


                                    Assets                               1997                1996
                                    ------                               ----                ----

Current Assets:
        Cash and cash equivalents                                    $   572,201         $   636,166
        Accounts receivable less allowance for doubtful
        accounts of $9,141 and $19,382 in 1997 and 1996,
        respectively                                                     202,115             132,300
        Inventory (note 2)                                               197,362             151,346
        Deposits being held (note 12)                                     50,000                 500
        Due from officers and employees (note 10)                         28,997              15,000
        Other current assets                                               7,447                 777
                                                                     -----------         -----------

                                Total current assets                 $ 1,058,122         $   936,089

Net property and equipment (note 3)                                      149,206             151,560
                                                                     -----------         -----------
Total Assets                                                         $ 1,207,328         $ 1,087,649
                                                                     ===========         ===========

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current Liabilities: (note 4)
        Accounts payable                                                  12,432              29,233
        Accrued expenses                                                  42,703               3,380
                                                                     -----------         -----------
                                Total current liabilities                 55,135              32,613

Stockholder's Equity: (note 6)
        Common Stock, $.001 par value, authorized 10,000,000
        shares, issued and outstanding 4,254,000 and
        3,964,000 shares in 1997 and 1996, respectively                    4,254               3,964
        Additional Paid in Capital                                     1,082,068             972,727
        Retained Earnings                                                 65,871              78,342
                                                                     -----------         -----------

        Total Stockholders' Equity                                     1,152,193           1,055,033

Commitments (note 8)                                                 -----------         -----------

                                                                     $ 1,207,328         $ 1,087,646
                                                                     ===========         ===========

See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
                        Three Months Ended July 31, 1997

                                                          1997           1996
                                                       ---------      ---------
Net Sales (note 11)                                     $277,986        222,687

Cost of Goods Sold                                        87,891         88,774
                                                       ---------      ---------
     Gross Profit                                        190,095        133,913

Selling, general administrative expenses                 146,882         82,627
                                                       ---------      ---------
      Income from operations                              43,213         51,286

Other income (expense):
      Interest income                                      5,600          7,075
      SEC Registration Expense (Note 13)                      --        (49,591)
                                                       ---------      ---------
                  Income before income taxes              48,813          8,770

      Income taxes                                         6,327          3,045
                                                       ---------      ---------
                  Net Income                           $  42,486          5,725
                                                       =========      =========
Income per common share                                $    0.01           0.01
                                                       =========      =========
Average common shares outstanding                      4,058,444      3,964,000
                                                       =========      =========

See accompanying notes to financial statements.

                          ProTech Communications, Inc.
                            Statements of Operations
                    Nine months ended July 31, 1997 and 1996
                                  (UNAUDITED)



                                                          1997           1996
                                                       ---------      ---------
Net Sales (note 11)                                    $ 661,513        626,492

Cost of Goods Sold                                       208,961        251,681
                                                       ---------      ---------
     Gross Profit                                        452,552        374,811

Selling, general and administrative expenses             442,000        335,575
Provision for doubtful accounts                                0         (2,698)
                                                       ---------      ---------
      Income from operations                              10,552         41,934

Other income (expense):
      Interest income                                     18,207         19,983
      Interest expense                                         0        (13,868)
                                                       ---------      ---------
                  Income before income taxes              28,759         48,049

Income taxes                                               6,327         10,427
                                                       ---------      ---------
                  Net Income                           $  22,432         37,622
                                                       =========      =========
Income per common share                                $    0.01           0.01
                                                       =========      =========
Average common shares outstanding                      4,058,444      3,964,000
                                                       =========      =========

See accompanying notes to financial statements.

                         PRO TECH COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
            For the Nine months ended July 31,1997 and July 31, 1996
                                  (unaudited)

                                                                              1997            1996
                                                                              ----            ----
Cash flows from operating activities:
      Cash received from sale of merchandise                               $ 626,474        584,007
      Cash paid to vendors and employees                                    (746,800)      (665,866)
      Interest paid                                                              -0-        (13,868)
      Interest received                                                       18,207         19,983
                                                                           ---------        -------
               Net cash used by operating activities                        (102,119)       (75,744)
                                                                           ---------        -------

Cash flows from investing activities:
      Purchase of property and equipment                                     (40,790)       (67,085)
      Proceeds from the sale of property and equipment                           -0-            -0-
                                                                           ---------        -------
               Net cash used in investing activities                         (40,790)       (67,085)
                                                                           ---------        -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                 118,405        457,851
      Principal payments on notes payable                                        -0-       (250,226)
                                                                           ---------        -------
               Net cash provided by financing activities                     118,405        207,725
                                                                           ---------        -------
               Net (decrease)increase in cash and cash equivalents           (24,504)        64,896

Cash and cash equivalents at beginning of period                             596,705        571,270
                                                                           ---------        -------

Cash and cash equivalents at end of period                                 $ 572,201        636,166
                                                                           =========        =======
Reconciliation of net income to net cash used by operating activities:
Net income                                                                 $  22,432         37,622
                                                                           ---------        -------
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                                           20,464            -0-
      Increase in accounts receivable                                        (46,655)       (12,791)
      Decrease(increase) in receivables from officers and employees            5,659        (11,338)
      Increase in inventory                                                  (20,326)       (59,332)
      Decrease in accounts payable                                           (41,231)        (1,054)
      Decrease in accrued expenses                                            (2,786)       (30,806)
      (Increase)decrease in other liabilities                                   (589)         1,955
      Increase in other assets                                               (39,087)           -0-
                                                                           ---------        -------
               Total adjustments                                            (124,551)      (113,366)

               Net cash used by operating activities                       $(102,119)       (75,744)
                                                                           =========        =======



See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements

                             July 31, 1997 and 1996

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

(i)      ADVERTISING

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs approximated $2,959 and $901 for the 3 month periods ended July 31, 1997 and 1996, respectively, and were included in selling, general and administrative expenses in the accompanying statement of operations.

(j)      RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense in the 3 month periods ending July 31, 1997 and 1996 was $4,057 and $2,710, respectively.

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

(2)      INVENTORY

         Inventory at July 31, 1997 and 1996 consists of the following:


                                                  1997             1996
                                                  ----             ----

                Raw materials                 $  61,311          119,313
                Work in process                  63,163            1,000
                Finished goods                   72,888           31,033
                                               --------         --------
                                               $197,362         $151,346
                                               --------         --------

(3)      NET PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at July 31, 1997 and 1996:

                                                          1997          1996
                                                          ----          ----

               Production molds                         $112,723       84,385
               Office equipment                           54,342       47,612
               Production equipment                       27,020       22,835
               Leasehold improvements                     10,174        6,972
               Vehicles                                    5,557       18,730
               Marketing display                           5,429           --
                                                        --------      -------
                    Total cost                           215,245      180,534

                 Less: accumulated depreciation           66,039       28,974
                                                        --------      -------
                    TOTAL                               $149,206      151,560
                                                        --------      -------

         Total depreciation expense was $22,333 and $0 for the 9 month periods ended July 31, 1997 and 1996, respectively.


(4)      NOTES PAYABLE

         The Company has $0 in notes payable as of July 31, 1997 and 1996. Listed notes payable below were paid in the comparative 1996 period.

(5)      ACCRUED EXPENSES

         Accrued expense consisted of the following at July 31, 1997 and 1996:

                                                  1997         1996
                                                 -------       -----
               Accrued warranty expense          $22,663       2,842
               Other accrued expenses             20,040         538
                                                 -------       -----
                                                 $42,703       3,380
                                                 -------       -----

(6)      CAPITAL STOCK

         During fiscal year 1996, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. Pursuant to the offering the Company sold 1,100,000 shares of common stock at $.50 per share, yielding net cash proceeds of $451,177. During the current fiscal year, the Company has registered 2,240,000 shares of common stock for sale to the public pursuant to the Securities Act of 1933. Of such shares, the Company intends to sell 1,000,000 shares and the balance of the shares are registered for sale with certain selling stockholders. The registration statement presently does not contain current information and will need to be updated before the shares covered thereby can be sold.

         The Company, in conjunction with the stock offering of March 3, 1995, issued warrants for 200,000 shares of common stock to the sales agent responsible for sales outside the United States. These warrants to purchase shares at $0.60 were exercised on May 2, 1997. As of July 31, 1997, a summary of the warrants to purchase common stock, currently exercisable, are as follows:

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

         On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out from April 8, 1996 to May 15, 1996, (note 5). The stock options are exercisable upon the grant date, extending over a period of three years. On February 3, 1997, 50,000 shares were exercised with the Company by the officers.
         As of July 31, 1997 the President has not exercised any options granted to him by the Company.

(8)      OPERATING LEASES

         The Company leases office and production facilities under operating leases. Future minimum lease payments for such noncancelable leases as of July 31, 1997 are as follows:

                           1997                                  4,218
                           1998                                  1,406
                                                                ------
                                Total                           $5,624
                                                                ------

         Rent expense under lease agreements totaled $13,004 and $11,178 for the 9 month period ending July 31, 1997 and 1996, respectively.

(10)     RELATED PARTY TRANSACTIONS

         During fiscal year 1996, the Company loaned $28,882 to its' President. The loan bearing interest at 15% per annum, with principal and interest was required August 2, 1997.

         The Company has entered into an employment agreement with its President expiring December 9, 1999. The agreement provides for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. The President is eligible for the maximum annual salary during a given year only if the Company generates annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. If at any time during the Company's fiscal year the Board of Directors determines the Company will not meet minimum requirements noted above, the Board shall determine the President's compensation for that year, taking into account the Company's projected financial performance and needs for that year.

(11)     MAJOR CUSTOMERS

         For the nine-month periods ended July 31, 1997 and 1996, approximately 30% and 60%, respectively, of all sales were to McDonald's Restaurant franchises.

(12)     DEPOSITS BEING HELD

         The Company is in the preliminary stages of considering the acquisition of a U.S. electronics manufacturer with fiscal 1996 revenues of over $3 million. In this regard, an investment banking firm has been retained to advise the Company in connection with the acquisition. The Company has paid such firm $50,000 for its services. Because the Company is still in the process of negotiating with the acquisition candidate, there can be no assurance that the transaction will occur.

(13)     SEC REGISTRATION EXPENSE

         To improve the Company's position with the investment community the Company completed its registration on Form 10-SB with the Securities and Exchange Commission. The total expenses incurred by the registration during the period May 1, 1996 and July 31, 1996.


                    - Legal Expense      $17,091
                    - Public Relations   $32,500
                                         -------
                         Total           $49,591

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

RESULTS OF OPERATION
--------------------

Nine months Ended July 31, 1997 Compared to nine Months Ended July 31, 1996

For the 9 month period ended July 31, 1997, the Company realized a net profit of $22,432 compared to a net profit of $37,622 for the 9 month period ended July 31, 1996. This difference is attributed to an increase in investments in public relations and the internet of $20,209. Management believes that this investment will further attract future investment in the Company.

Net sales for the current period were $35,021 or 6% higher than last year's comparable period, $661,513 in the current period versus $626,492 in the comparable 1996 period. This increase is the result of a positive introduction of the ConForm headset to the fast-food market. In addition, the current performance represents an improvement of 10% in units shipped over the same comparable period. All revenues for the period November 1, 1996 through July 31, 1997 period are the result of direct and distribution sales of the ProCom II and ConForm headset. In addition, the Company's distribution net revenues and unit volumes have increased 25% and 9% respectively, over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus to other targeted markets. The Company believes, through its own research, that the Company continues to retain a 27% share of the fast-food market in units sold. The Company delayed market introduction for the remaining two headsets, the Trinity and the Astro headsets, which are scheduled for market introduction in the 1st quarter of fiscal year 1998.

The Company improved its gross profit an additional 8%, 68% in the current period versus 60% in the comparable 1996 period. This gain is the result of the Company's commitment to keep production costs at a minimum. The Company reduced its direct labor requirements and yet increased its production from further improvements to the production process. Inventories decreased from the previous 1997 quarter from $222,288 to $197,362 as a result of increased sales volume for the current 3rd quarter. However inventories have increased to $197,362 versus $151,346 in the comparable 1996 period in preparation for the shift of production to the newer headsets planned for introduction in the 1st quarter of fiscal year 1998. This increase allows for the Company to support the current and planned demand for the ProCom II and ConForm headsets while not increasing short-term production expenses. Investments in production equipment in the current period are expected to further improve this production capacity along with showing improvements in the quality of finished product. SG&A expenses were $442,000 for the nine month period ending July 31, 1997 versus $335,575 for the 1996 comparable period. This represents an increase of $106,425 or 32% more than the comparable 1996 period. This increase is the result of several factors. First, a portion of the increase, $24,914, resulted from marketing and advertising start-up expenses associated with the new product introduction. The majority of the increase, $75,950, resulted from additional expenditures in support of product warranties, $22,630, along with an increase in year-end auditing expenses, $19,580, from the result of the Company's new reporting position with the Securities and Exchange Commission. An increase of general expenses of $13,772, is the result of the Company's decision to offer medical insurance for all full-time employees. In addition, the Company has made additional investments of $8,725 in Research & Development in the potential creation of the Company's first wireless product. Finally, to further improve and expand its market position, the Company has begun preliminary negotiations to acquire another company. An investment banking firm has been retained to assist in this potential acquisition and will begin work in the 4th quarter of this fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

===============================================================================

RESULTS OF OPERATION
--------------------

Three months Ended July 31, 1997 Compared to three Months Ended July 31, 1996

For the quarter ended July 31, 1997, the Company realized a net profit of $42,486 compared to a net profit of $5,725 for the quarter ended July 31, 1996. This difference is attributed to the following factor. In the 1996 period, the Company completed its registration on Form 10-SB with the Securities and Exchange Commission. Total expenses of $49,591 were incurred in this 1996 period versus $0 in the comparable 1997 period.

Net sales for the current period were $55,299 or 25% higher than last year's comparable period, $277,986 in the current period versus $222,687 in the comparable 1996 period. This increase is the result of a positive introduction of the ConForm headset to the fast-food market. In addition, the current performance represents an improvement of 20% in units shipped over the same comparable period. All revenues for the period November 1, 1996 through July 31, 1997 period are the result of direct and distribution sales of the ProCom II and ConForm headset. In addition, the Company's distribution net revenues and unit volumes have increased 25% and 9%, respectively over the comparable period. This change is the result of the Company's efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus to other targeted markets. The Company believes, through its own research, that the Company continues to retain a 27% share of the fast-food market in units sold. The Company delayed market introduction for the remaining two headsets, the Trinity and the Astro headsets which are scheduled for market introduction in the 1st quarter of fiscal year 1998.

The Company improved its gross profit an additional 8%, 68% in the current period versus 60% in the comparable 1996 period. This gain is the result of the Company's commitment to keep production costs at a minimum. The Company reduced its direct labor requirements and yet increased its production from further improvements to the production process. Inventories decreased from the previous 1997 quarter from $222,288 to $197,362 as a result of increased sales volume for the current 3rd quarter. However inventories have increased $197,362 versus $151,346 in the comparable 1996 period in preparation for the shift production to the newer headsets planned for introduction in the 1st quarter of fiscal year 1998. This increase allows for the Company to support the current and planned demand for the ProCom II and ConForm headsets while not increasing short-term production expenses. Investments in production equipment in the current period are expected to further improve this production capacity along with showing improvements in the quality of finished product. SG&A expenses were nearly equal to the comparable period, $146,882 versus $132,218 in the comparable 1996 period. This difference is the result of the Company's decision to offer medical insurance for all full-time employees. All other expenses have maintained at the 1996 spending levels in order to maximize profit margins. Investments in SG&A will be made as each new product is introduced allowing for the maximization of profit margins. In addition, the Company has made additional investments of $4,057 in Research & Development in the potential creation of the Company's first wireless product. Finally, to further improve and expand the its' market position, the Company has begun preliminary negotiations to acquire another company. An investment banking firm has been retained to assist in this potential acquisition and will begin work in the 4th quarter.

===============================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's current ratio (current assets to current liabilities) was 19.19 to 1.00 at July 31, 1997 as compared to 28.70 to 1.00 at July 31, 1996. At July 31, 1997, the Company's current assets exceeded its current liabilities by approximately $1,002,987.


The Company intends to use the cash it generates from operations and the net proceeds from the private sale of common stock to increase it share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. The Company is attempting to raise such additional financing through a self-underwritten public offering of 1,000,000 shares of common stock and the receipt of $1,640,000 from the exercise of 1,240,000 stock purchase warrants and options owned by six persons, on whose behalf of the Company has registered the shares of common stock underlying such warrants and options with the Securities and Exchange Commission. There can be no assurance that the warrants and options will be exercised or that the Company will be successful in selling all or portion of its shares it intends to register with the Securities and Exchange Commission. This registration has been declared effective by the Securities and Exchange Commission on April 25, 1997. As of July 31, 1997, 200,000 options on shares were purchased under this registration raising $120,000 in additional working capital for the Company.


Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larking will be entitled to receive the annual salary of a maximum of $90,000 (as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pretax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  (a)   Exhibits

        27 Financial Data Schedule (for SEC use only)

  (b) A Form 8-K was filed by the Company with the Securities Exchange Commission on July 1, 1997 reporting information pursuant to
        Item 4 of the form.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PROTECH COMMUNICATIONS, INC.
                                              (REGISTRANT)



Date: September 15, 1997              By: /s/ Keith Larkin
                                          -------------------------------------
                                          Keith Larkin
                                          President and Chief Executive Officer