Form 10KSB
period 1997-10-31
PRO TECH COMMUNICATIONS INC
filed 1998-01-28
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended October 31, 1997


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          PRO TECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                           59-3281593
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


             3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year: $996,993

As of January 26 , 1998, the aggregate market value of shares of the registrant's voting stock (based upon the closing sale price of such stock as reported by the OTC Bulletin Board of $4.25) held by non-affiliates of the registrant was approximately $13,656,525. For the purposes of this computation, all executive officers, directors and persons who beneficially own more than five percent of the registrant's securities are deemed affiliates. Such determination should not be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

              YES                  NO                NOT APPLICABLE X
                 ---                 ---                           ---

As of January 26, 1998, there were 4,254,000 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

                                TABLE OF CONTENTS
                                    FORM 10-K
                             ITEM NUMBER AND CAPTION


                                                                                                 PAGE
                                                                                                 ----
         PART I

         1.    Description of Business .......................................................    1

         2.    Description of Property .......................................................    6

         3.    Legal Proceedings .............................................................    6

         4.    Submission of Matters to a Vote of Security Holders ...........................    7

         PART  II

         5. Market for Common Equity and
             Related Stockholder Matters .....................................................    7

         6. Management's Discussion and
             Analysis or Plan of Operation ...................................................    8

         7. Financial Statements .............................................................    9

         8. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ..........................................    9

         PART III

         9.  Directors, Executive Officers, Promoters
              and Control Persons; Compliance with Section
              16(a) of the Exchange Act ......................................................   10

         10. Executive Compensation ..........................................................   11

         11. Security Ownership of Certain Beneficial Owners
               and Management ................................................................   14

         12. Certain Relationships and Related Transactions...................................   14

         13. Exhibits and Reports on Form 8-K ................................................   15



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

         The Company presently designs, develops, manufactures and markets lightweight telecommunications headsets employing what the Company believes are new concepts in advanced light weight design and marketing strategies involving the sale of the Company's product directly to the commercial headset market as a replacement for its competitors' products. The Company presently manufacturers and markets its first three designs for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of a second design for the telephone user market, which includes telephone operating companies, government agencies, business offices, and professional telephone centers. The Company delayed its second product introduction one year due to changes in the final design and consequently will commence testing this product in the second quarter of 1998. The Company's business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of its competitors.

         The Company intends to concentrate its efforts on the production of that portion of the telephone headset that the user wears. There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second, the electronic amplifier, is relatively more complex, time consuming and costly to produce as its requires many variations to interface with the wide variety of telephone systems in the market and generates higher labor and material costs. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, the Company presently does not intend to produce electronic amplifiers, but will concentrate its efforts on the production and distribution of the headsets having the capability of connecting to and interfacing with various electronic amplifiers and telephone systems currently in use. The Company is continuing its own market study to determine whether it would be financially viable for the Company to produce its own electronic amplifier. The Company believes the study will be completed in the Spring of 1998. If it is determined to proceed with the production, marketing and sale of an amplifier, the Company anticipates spending approximately $250,000 to research and develop the product.

INDUSTRY BACKGROUND

         The lightweight telephone headset industry commenced in 1961 when Plantronics, Inc.("Plantronics"), a company founded by Keith Larkin, the Company's President, Treasurer and Chairman of the Board, began marketing and selling the first lightweight telephone headset under a patent issued to Mr. Larkin. Mr. Larkin remained with Plantronics until May 1967, at which time Plantronics was the principal manufacturer of lightweight telephone headsets in the world, and its products were standard on the National Aeronautics and Space Administration's Mercury, Gemini, and Apollo moon flights. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS." Today, Plantronics is the world's largest lightweight telephone headset manufacturer, with approximately $195 million of net sales for the 1997 fiscal year.

         The Company estimates that sales of lightweight telephone headsets exceeded $300 million in 1997 with the market dominated by two companies - Plantronics and ACS Wireless, Inc. ("ACS Wireless") - which were both founded by Keith Larkin and which both produced headsets under patents. Product lines of the Company's competitors generally share similar configurations, and are marketed at higher prices than the headsets offered by the Company.

         Designed specifically for air traffic controllers and other aerospace applications, the first headsets were intended as a replacement for the heavy, bulky headsets in use. While lightweight telephone headsets continue to be used for such purposes, today telephone headsets are predominantly used as a substitute to telephone handsets by a wide variety of users, including telephone operating companies and telephone call centers (such as airline reservations, catalog sales and credit collection operations) and to a lessor extent, by business persons and other professionals whose occupations require extensive, though not constant, use of the telephone. In comparison to speaker phones, telephone headsets provide greater communications clarity and security. The Company believes that these advantages will lead to increased demand for telephone headsets.

         Telephone headsets also have commercial applications, primarily two-way radio communication systems, such as those used by fast food attendants to communicate with patrons and other personnel. Personal computer applications for telephone headsets include audio input and output via voice command, voice dictation and integrated voice telephone functions.

PRODUCTS

         THE PROCOM. The Company's initial entry into the lightweight telephone headset market is the "ProCom." Weighing less than 2 ounces, the ProCom is worn by users over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom which connects to the ProCom's microphone. The ProCom headset connects to the electronic amplifier or telephone system by means of a tensile cable at the end of which is attached an adapter capable of interfacing with the particular electronic amplifier or telephone employed by the user. Through the use of different adapters, the Company is currently able to equip the ProCom to be compatible with all of the electronic amplifiers and telephone systems in use. The ProCom is offered in direct competition with all models offered by Plantronics, ACS Communications, GN Netcom, Inc. and UNEX Corporation. See "DESCRIPTION OF BUSINESS - Competition." The Company is presently selling the ProCom to distributors at prices ranging from $28.00 to $49.00 per headset, and the product is sold by the Company to retailers for $54.00 per headset.

         THE TRINITY. The Trinity has been designed for users in noisy environments. The Company is currently in the process of developing the Trinity for manufacture and sale. The Company anticipates completing the development of the product by the first quarter of the 1998 calendar year. Unlike other headsets currently available, the Trinity will employ a light (1/2 ounce) "acoustical ear cup" which completely surrounds the users' ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which the Company believes will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets which are presently the only headsets available to users operating in noisy office environments. The Trinity can be worn in one of two mounting methods: (i) over the ear (without a headband) by means of a contoured ear piece inserted within the acoustical ear cup for positioning on either the left or right ear; or (ii) over the head, by means of a detachable headband which can support either one or two earcups. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufactures. The Company presently intends to sell the Trinity to distributors at prices ranging from $35.00 to $54.00 per headset, and the product is expected to be sold by the Company to retailers for $68.00 per headset.

         THE CONFORM. The ConForm headset was introduced in the third quarter of fiscal year 1997. After conducting its own market research, the Company determined that there is a demand for a headset which combines both the durability of the ProCom and over-the-ear features of the ConForm. As a result, the Company designed the ConForm to incorporate both of these features, which should enhance the Company's ability to market the product to cellular, personal computer and small office telephone users in addition to its initial introduction in the fast-food market. The ConForm is a commercial adaptation of the headset that the Company has designed for use by the National Aeronautics and Space Administration ("NASA"). Boeing Defense and Space Group ("Boeing") is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The Company was chosen by Boeing as a supplier of telephone headsets for NASA projects after the Company provided Boeing with product specifications which met NASA's requirements for the product. Boeing also subjected the Company's product to various tests in order to ensure that the product would function under conditions for space travel. See "DESCRIPTION OF BUSINESS - Marketing and Sales.

         THE ASTRA is a smaller design of the Trinity, with some components reduced by 20% in order to create a lightweight headset. The ear speaker and microphone positioning can be adjusted by the user of the headset, thereby allowing the product to fit numerous head sizes. The Company plans to begin selling in the second fiscal quarter of 1998 the Astra to distributors at prices ranging from $28.00 to $49.00 per headset, and the product is expected to be sold by the Company to retailers for $69.00 per headset.

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

         Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during 1997 and 1996 was $21,400 and $44,600, respectively. Investments in fiscal year 1997 were made in two unnamed products, a telephone amplifier and a wireless product, which have a targeted market introduction of the fourth quarter in fiscal year 1998.

MARKETING AND SALES

         The Company presently intends to market its product primarily through its officers and staff, utilizing industry contacts and calling upon potential purchasers. The Company plans on supplementing the marketing efforts of its employees by using independent sales representatives after all of the Company's products have been introduced in the market.

         The Company markets and will continue to market its headsets directly to the commercial headset market as a replacement for its competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. The Company has entered into a non-binding business relationship agreement with McDonald Corporation ("McDonald") which allows the Company to sell its products on a non-exclusive basis to McDonald franchises and company-owned restaurants. Initial test sales to McDonald and its franchisees by the Company and Pro Tech Systems totaled $424,300 in 1994, which included sales over 8,000 headsets to more than 3,500 McDonald restaurants. These numbers increased to over 18,600 headset sales to more than 7,000 restaurants during fiscal year 1995 and 21,810 headset sales to more than 8,000 restaurants during fiscal year 1996. Fiscal year 1997 sales were 24,779 headsets to over 8,500 restaurants. The sale of the Company's products to McDonald-owned restaurants and franchisee restaurants represented approximately 30% and 21% of the Company's net sales for the fiscal year 1996 and fiscal 1997, respectively. This increase is the result of targeted market introduction of the ConForm headset to the McDonald's franchise system.

         As the Company expands, it will direct its marketing and sales efforts at: (i) telephone operating companies; (ii) telephone system manufacturers;
(iii) personal computer manufacturers; and (iv) government agencies. Manufacturers of new telephone systems and other telecommunication equipment that utilize headsets have been targeted by the Company as a developing market for telephone headsets. Although the Company presently intends to attempt to sell its products to several large telephone users, there can be no assurance that the Company will be successful in such efforts. Another potential large volume purchaser of headset are manufacturers of personal computers, especially if and when headsets become a standard telephone accessory. In addition, the Company plans to market its products to government agencies. The Company's headset has been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in outerspace. To date, the Company has had $5,251 of sales to Boeing for two prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and manufacturer, especially within the telephone industry.

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

MANUFACTURING

         The Company purchases the components for its headsets from four suppliers in the Far East and 12 in the United States, who produce the components to the Company's specification based upon the molds designed by the Company. The firms that supply 90% of the component parts of the Company's products are Whitney Blake Company of Vermont, Inc., Bellows Falls, Vermont; Primo Microphones

Inc., McKenny, Texas; Globe Electronic Plug Connector, Inc., Taiwan; Cchen Shing Spring Co., Ltd., Taiwan, and Fine Acoustics Company, Ltd., Korea. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies. In order to meet the requirements of its customers for timely delivery of products, the Company manufacturers headsets to meet forecasted customer requirements. Since such manufacturing occurs prior to the receipt of purchase orders, the Company maintains an inventory of finished headsets as well as components. At October 31, 1997, the amount of the Company's inventory was $160,609 versus $176,447 for the same period ended October 31, 1996. The decrease in inventory is attributed to two factors. First a surge in sales occurred in the fourth quarter due to special year-end pricing incentives to the Company's distributors. Second, in fiscal year 1996, the Company benefitted from an individual headset component price reduction for larger purchases made from its suppliers.

         Production of the Company's headsets consists of assembly operations conducted at the Company's principal offices in Fort Pierce, Florida. The Company believes that the Fort Pierce office presently possesses sufficient production capacity, or could easily be expanded to accommodate up to $4 million of annual sales of the Company's products. See "DESCRIPTION OF PROPERTY." In the event that purchase orders were to exceed the production capabilities of the Fort Pierce location, the Company would be required to enter into subcontracting arrangements for the manufacturer of the products by third parties. A delay in establishing such arrangements, if necessary, could adversely affect the Company's ability to deliver products on a timely basis to its customers, which in turn could adversely affect the Company's operations. The Company, however, believes that subcontracting the manufacture of the Company's products could be accomplished on short notice given the simple design of the Company's products.

COMPETITION

         The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies which manufacture telephone headsets, each of which possesses greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, the world's largest manufacturer of lightweight telephone headset, which estimates its share of the market to be 65% in North America and 60% worldwide and reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $195 million for the fiscal year 1997. Other competitors include ACS Wireless, GN Netcom, Inc. and Unex Corporation. ACS Wireless was founded by Mr. Larkin, and the Company believes ACS Wireless has a market share of approximately 15%. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

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

         In addition to direct competition from other companies offering lightweight telephone headsets, the Company may face indirect competition in its industry from technological advances such as interactive voice response systems which require no human operators for certain applications, including account balance inquiries or airplane flight information. The Company believes that this competition will be more than offset by increased demand for headsets as voice telecommunication applications expand.

PROPRIETARY PROTECTION

         The Company does not presently own any patents for any of its products or technologies. Under the employment agreement of Keith Larkin, the Company's President, Treasurer, and Chairman of the Board, Mr. Larkin has, however, transferred to the Company any and all patentable rights he may have in the ProCom, Trinity, and the ConForm, and any feature thereof, as well as all patent rights Mr. larkin may conceive in the course of his employment with the Company. See "EXECUTIVE COMPENSATION - Employment Agreement." The Company intends to seek patent protection on its inventions at the appropriate time in the future. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will issue from any applications filed by the Company or that any patent issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.

         Certain of the Company's employees involved in engineering and technical programs will be required to enter into confidentially agreements as a condition of employment. The Company does not currently own any registered trademarks, although the Company intends to file trademark applications in the future with respect to distinguishing marks.

EMPLOYEES

         The Company currently has 13 full-time employees and 5 part-time employees, including 3 persons in management, 7 persons in administration, 3 persons in marketing and 5 persons in assembly and production. The Company intends to hire up to 3 additional employees within the next six months, 1 of whom will work in production, 1 in marketing and 1 in shipping and customer service. None of the Company's employees are represented by a collective bargaining unit, and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive, sales and manufacturing offices occupy approximately 3,200 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida 34946, pursuant to a lease expiring on November 30, 1998. The Company's aggregate monthly rent under the lease is $1,544. The Company considers its rental space adequate for its present operations, and believes additional space is available near its present location, if needed.

ITEM 3. LEGAL PROCEEDINGS

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND OTHER SHAREHOLDER MATTERS

         The Common stock began trading on the OTC Bulletin Board on March 22, 1996. The Common Stock is currently being traded under the symbol "PCTU." The following table set forth the high and low bid prices of the Common Stock for each quarter for the fiscal years ended October 31, 1997 and 1996, as reported by the OTC Bulletin Board for each of the last two fiscal quarters.

                  YEAR ENDED
                  OCTOBER 31, 1997            HIGH              LOW
                  ----------------            ----              ---

                  First Quarter               $5.75             $0.875
                  Second  Quarter             $6.375            $3.50
                  Third Quarter               $5.50             $2.875
                  Fourth Quarter              $6.6875           $2.875


                  YEAR ENDED
                  OCTOBER 31, 1996            HIGH              LOW
                  ----------------            ----              ---

                  First Quarter               $ --              $ --
                  Second  Quarter             $0.75             $0.50
                  Third Quarter               $3.75             $0.80
                  Fourth Quarter              $3.75             $0.875


         The market quotation reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent an actual transaction.

         As of January 26, 1998, there were 30 record holders of the Common stock.

         The Company has not declared a cash dividend on its outstanding Common Stock since its incorporation in October 1994 and does not anticipate declaring a cash dividend in the reasonably foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1997 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1996.

         For the year ended October 31, 1997, the Company realized a net profit of $20,274 compared to a net loss of $(521) for the year ended October 31, 1996. This difference is attributed to additional profit margin gained from the ConForm market introduction.

         Net sales for the year ended October 31, 1997 totaled $996,993, representing an increase of $144,215 in net sales for the comparable prior twelve-month period. The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of fiscal year 1997, the Company sold a total of 24,779 headsets, as compared to 20,810 headsets in the previous fiscal year. The difference represents an increase in sales of 3,969 headsets or 19% more than the comparable twelve-month period. Net unit sales of the ProCom headset increased 7% primarily from the expansion of sales into international markets. Sales from the ConForm headset totalled 2,500 units through October 31, 1997. The indirect distribution channel accounted for 63% of the net revenues and 70% of unit volumes versus 62% of net revenues and 69% of unit volumes in the comparable 1996 period. The Company, through its own research, believes that the Company currently retains a 27% share of the fast-food headset market in units. Although there can be no assurance, the Company expects further expansion of the Company's market share in the fast food headset market from the ConForm's market acceptance.

          Gross margin percent remained constant over the previous comparable year. Actual SG&A expenses increased $145,387 in relation to the 1996 comparable year. This increase in expenses resulted from several factors. First, in fiscal year 1997, an unaffiliated investment banking firm was retained in order to proceed with the structuring of a potential purchase of another business. However, the acquisition did not occur because the parties could not agree to terms. Expenses incurred due to the completion of a fairness opinion relating to the discontinued acquisition totalled $13,938. Second, expenses related to the Company's stock promotion increased to $19,556 from $3,101 in the comparable period. This increase of $16,455 was invested to improve the Company's perception with the investment community. Marketing payroll increased $25,237 from $43,663 in fiscal year 1996 to $68,900 in the 1997 comparable period. This increase was the result of the addition of one employee along with related commissions for the Company's telemarketing operation. This addition was made to support the new ConForm market introduction. In addition, advertising and other related marketing expenses decreased from $28,646 in fiscal year 1996 to $51,263 for the comparable 1997 period as a result of such new product introduction. Research and development expenditures decreased by $23,200 as compared to fiscal year 1996. The decrease was the result of a decision to delay investments until fiscal year 1998, in order to maximize short-term profit margins. Additional accrued warranty expenses increased to $55,000 to support normal repairs on over 70,000 headsets in use in the fast-food market. This increase was the result of changes in the Company's warranty policies in support of its account base. This represents an increase of $32,337 over the comparable 1996 period from $22,663 to $55,000 respectively. Additional expenses of $11,206 were incurred in the current fiscal period as of the result of a decision to offer health insurance to its full-time employees along with an increase in professional fees of $35,555 in the current fiscal year from $25,000 due to the Company's reporting obligations under the federal securities laws.

         The Company generated interest income of $28,688 for fiscal 1997 as compared to interest income of $27,668 for the comparable prior 1996 year. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities into short-term certificates of deposits.

                         LIQUIDITY AND CAPITAL RESOURCES

         The current ratio (current assets to current liabilities) of the Company was 12.09 to 1.00 at October 31, 1997 as compared to 9.86 to 1.00 at October 31, 1996. At October 31, 1997, the Company's current assets exceeded its current liabilities by approximately $988,973.

         For the fiscal year ended October 31, 1997, the Company funded its working capital requirements primarily with cash flow from operations and proceeds of $165,000 from the exercise of outstanding stock options.

         Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity, although there are presently no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

         Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin is entitled to receive an annual salary of at least $90,000 ( as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pre-tax income equal to at least 20% of the Company's Annual sales. In all other cases, the Board of Directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. For the fiscal year ended October 31, 1997, the Company paid Mr. Larkin a salary of $2,500. See "EXECUTIVE COMPENSATION- Employment Agreement."

ITEM 7. FINANCIAL STATEMENTS

         The financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to the executive officers and directors of the Company:

          NAME                   AGE       POSITION WITH THE COMPANY
          ----                   ---       -------------------------

          Keith Larkin           74        Chairman of the Board, President and
                                           Treasurer

          Kenneth Campbell       56        Director, Secretary and Vice
                                           President Operations

          Richard Hennessey      38        Vice President - Marketing

         Keith Larkin is the founder, Chairman of the Board, President and treasurer of the Company. Mr Larkin's 30 year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 1997 of approximately $195 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership which he managed as general partner. Pro Tech Systems was formed to design, manufacture and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the Company in November 1994, Mr. Larkin became the Chairman of the Board, President and Treasurer of the Company, positions which he has held until this time.

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

         Richard Hennessey joined the Company as Director of Marketing in August 1995 and was appointed Vice President - Marketing on June 10, 1996. From 1982 through 1984, Mr. Hennessey was a salesman with the computer sales division of Lanier Business Products located in Boston, Massachusetts. From 1984 through April 1994, Mr. Hennessey held various new venture sales and sales management positions with Digital Equipment Corporation. From April 1994 until Mr. Hennessey joined the Company, he was engaged in voluntary missionary work.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 31, 1997, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements, with the exception of Keith Larkin, who filed one Form 4 two months late.

ITEM 10. EXECUTIVE COMPENSATION

         Set forth below is certain information concerning the compensation paid to the Company's chief executive officer for the fiscal years ended October 31, 1997, 1996 and 1995. No other executive officer of the Company received compensation in excess of $100,000 for such fiscal years.

SUMMARY COMPENSATION TABLE

         The following table provides the cash and other compensation paid or accrued by the Company to its chief executive officer for the fiscal years ended October 31, 1997, 1996 and 1995:

                                                                           LONG TERM
                              ANNUAL COMPENSATION                         COMPENSATION
                              -------------------                         ------------
                                                                          SECURITIES
                                                                          UNDERLYING            ALL OTHER
NAME/POSITION       YEAR                SALARY              BONUS         STOCK OPTIONS         COMPENSATION
-------------       ----                ------              -----         -------------         ------------
Keith Larkin        1997                $ 2,500               0                   0                  0

                    1996                $42,500               0             540,000*                 0

                    1995                $22,500               0                   0                  0



----------

* For a description of such stock options, see "EXECUTIVE COMPENSATION-Stock Option Plan."

EMPLOYMENT AGREEMENTS

         Effective December 9, 1994, Keith Larkin entered into a five-year amended and restated employment agreement with the Company, pursuant to which he has the duties of President and Treasurer of the Company and has a right to receive an annual salary of up to $90,000, which may increase each year by an amount not less than the percentage increase in the United States Consumer Price Index. Under the agreement, Mr. Larkin will only be entitled to receive an annual salary of $90,000 if the Company generates annual sales for a fiscal year of $2 million and has pre-tax income equal to at least 20% of the Company's annual sales. In all cases, the Board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. As part of the consideration Mr. Larkin provided to the Company in exchange for the Company's obligations under the employment agreement, Mr. Larkin assigned all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceived during the five years prior to the date of the agreement. This provision covers the patent rights, if any, associated with the ProCom, Trinity and Freedom lightweight telephone headsets. For the fiscal year ended October 31, 1997, the Company paid Mr. Larkin a salary of $2,500.

         The Company does not have written employment agreements with Kenneth Campbell or Richard Hennessey. During each of the fiscal years ended October 31, 1997, 1996 and 1995, Mr. Campbell received a salary of $40,000 and Mr. Hennessey received a salary of $40,000, $31,733 and $7,500, respectively.

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

         Options granted under the Plan may be either incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended ("incentive options"), or options that do not qualify as incentive options ("nonqualified options"). The exercise price of incentive options must be at least equal to the fair market value of the shares of Common Stock on the date of grant; provided, however, that the exercise price of any incentive option granted to any person who, at the time of the grant of the option, owns stock aggregating 10% or more of the total combined voting power of the Company or any parent or subsidiary of the Company ("Ten Percent Shareholder"), must not be less 110% of the fair market value of such shares on the date of grant of incentive option. No incentive option may be granted under the plan to any individual if the aggregate fair market value of the shares (determined as of the option is granted) which vest (i.e. first become exercisable) during any calendar year, under all incentive options held by such optionee exceeds $100,000. There is no limitation on the amount of nonqualified stock options which may be granted to any participant in the plan. Options may be granted under the Plan for terms of up to ten years; provided, however, that the term of any incentive option granted to any Ten Percent Shareholder, may not exceed five years. Options granted under the Plan to officers, directors or employees of the Company may be exercised only while the optionee is employed or retained by the Company. However, options which are exercisable at the time of termination may be exercised within three months of the date of termination, and twelve months after termination of the employment relationship or directorship if such termination was by reason of death or permanent disability of the optionee.

         On April 15, 1996, options to purchase 25,000 shares were granted to each of Kenneth Campbell and Richard Hennessey and options to purchase 540,000 shares were granted to Keith Larkin. All of such options are immediately exercisable at the option price of $0.50 per share and expire on April 15, 1999. During 1997, the Company received $25,000 upon the issuance of 50,000 shares of Common Stock upon the exercise of 50,000 options by Messrs. Campbell and Hennessey.

FISCAL YEAR 1997 OPTION EXERCISES AND HOLDINGS

         The following table sets forth (i) the stock option exercises by the chief executive officer of the Company during fiscal year 1997; (ii) the number of shares underlying both exercisable and non-exercisable stock options as of October 31, 1997; and (iii) the value for "in-the-money" options which represents the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock:


                                                            NUMBER OF SHARES UNDERLYING
                                                           OUTSTANDING STOCK OPTIONS AT          VALUE OF IN-THE-MONEY
                     SHARES ACQUIRED BY         VALUE                YEAR END                  OUTSTANDING STOCK OPTIONS
NAME              EXERCISES IN FISCAL 1997    REALIZED    EXERCISABLE    NOT EXERCISABLE   EXERCISABLE      NOT EXERCISABLE
----              ------------------------    --------    -----------    ---------------   -----------      ---------------
Keith Larkin                  0                   0         540,000             0           $1,957,500              0



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock as of January 26, 1998 by:(i) each of the Company's officers and directors; (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; and (iii) all of the Company's officers and directors as a group:

NAME AND ADDRESS OF                         SHARES OWNED
BENEFICIAL OWNER                            BENEFICIALLY                     PERCENTAGE OF CLASS
-------------------                         ------------                     -------------------
Keith Larkin                                1,577,700(1)                            37.1%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, Florida 34946

Richard Hennessey                               3,000                                0.5%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce,, Florida 34946

Kenneth Campbell                                    0                                  0
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, Florida 34946

All officers and directors as a group       1,580,700(1)                            37.1%
(3 persons)



------------------
(1) Includes 540,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.50 per share and expires on April 15, 1999, and 40,000 shares of Common Stock owned by The Seek Foundation, an organization described in Section 501(c)(3) of the Internal Revenue Code of 1954, as amended. The directors of such organization are Keith Larkin and his wife, Cynthia Larkin.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1996, the Company loaned $3,500 to Richard Hennessey, the Company's Vice President-Marketing. This loan accrued interest at the rate of 15% per annum, with principal and interest due in July 1997. The loan was repaid in February 1997.

         In August 1996, the Company loaned $28,882 to Keith Larkin, the President of the Company. The loan bears interest at 15% per annum, with principal and interest due August 2, 1998. As of October 31, 1997, the outstanding principal and interest amounted to $34,282.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The financial statements and notes thereto are included herein beginning at page F-1.


                                                                                        Page

(a) 1. Index to Financial Statements

         Report of Independent Certified Public Accountants                              F-1

         Balance Sheets for the years
            ended October 31, 1997 and 1996                                              F-2

         Statements of Operations for the years
            ended October 31, 1997 and 1996                                              F-3

         Statements of Stockholders' Equity for the years
            ended October 31, 1997 and 1996                                              F-4

         Statements of Cash Flows for the years
            October 31, 1997 and 1996                                                    F-5

         Notes to Financial Statements                                                   F-6

(a) 2. Exhibits

         3.1      Articles of Incorporation of the Company, dated October 5, 1994, and the
                  Amendments thereto, dated January 31, 1995.*

         3.2      By-laws of the Company.*

         10.1     Amended and Restated Employment Agreement, dated as of December 9, 1994, between the Company and Keith Larkin.**(1)

         10.2     The Company's 1996 Stock Option Plan.*(1)

         10.3     Stock Option, dated April 15, 1996, issued by the Company to Keith
                  Larkin.*(1)

         10.4     Lease, dated December 1, 1997, between the Company and Karen Development
                  Co.

         10.5     Promissory Note, dated August 2, 1998, in favor of the Company.

         27       Financial Data Schedule (for SEC use only).

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.



 * Incorporated by reference to the initial filing with the SEC of the Company's Form 10-SB on July 5, 1996.
** Incorporated by reference to Amendment No. 1 to the Company's Form 10-SB which was filed with the Commission on October 4, 1996.
(1)  Denotes a management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Pro Tech Communications, Inc.:

We have audited the accompanying balance sheet of Pro Tech Communications, Inc. as of October 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Pro Tech Communications, Inc. as of October 31, 1996, were audited by other auditors whose report thereon dated December 12, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

December 16, 1997



                                    /s/ Morgan, Jacoby, Thurn & Associates, P.A.

                          PRO TECH COMMUNICATIONS, INC.

                                 Balance Sheets

                            October 31, 1997 and 1996

                                                                                              1997             1996
                                                                                           ----------      ----------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                             $  356,327         299,430
     Short-term investments                                                                   257,936         297,275
     Accounts receivable less allowance for doubtful accounts of $12,095
        and $9,141 in 1997 and 1996, respectively                                             230,754         155,460
     Inventory (note 2)                                                                       160,609         176,447
     Due from officers and employees                                                           35,418          34,656
     Other current assets                                                                      37,088          13,994
                                                                                           ----------      ----------
           Total current assets                                                             1,078,132         977,262

Net property and equipment (note 3)                                                           155,400         128,880
Other assets                                                                                    5,611           4,366
                                                                                           ----------      ----------
                                                                                           $1,239,143       1,110,508
                                                                                           ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                          22,739          53,663
     Accrued expenses (note 4)                                                                 66,420          45,490
                                                                                           ----------      ----------
           Total current liabilities                                                           89,159          99,153

Stockholders' equity (note 5):
     Common stock, $.001 par value, authorized 10,000,000 shares, issued and outstanding 4,254,000 and 3,964,000 shares in 1997 and 1996,
        respectively                                                                            4,254           3,964
     Additional paid-in capital                                                             1,082,018         963,953
     Retained earnings                                                                         63,712          43,438
                                                                                           ----------      ----------
           Total stockholders' equity                                                       1,149,984       1,011,355


Commitments (note 7)

                                                                                           ----------      ----------
                                                                                           $1,239,143       1,110,508
                                                                                           ==========      ==========



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                            Statements of Operations

                      Years ended October 31, 1997 and 1996

                                                      1997              1996
                                                  -----------       -----------
Net sales                                         $   996,993           852,778

Cost of goods sold                                    333,755           281,682
                                                  -----------       -----------

           Gross profit                               663,238           571,096

Selling, general and administrative expenses          658,785           513,398
Provision for doubtful accounts                         3,924            (8,661)
                                                  -----------       -----------
           Income from operations                         529            66,359

Other income (expense):

     Interest income                                   28,688            27,668
     Interest expense                                      --           (13,868)
     Miscellaneous income                                  58               107
     Loss on disposal of fixed assets                  (1,116)               --
     Form 10-SB filing costs (note 5)                      --           (79,072)
                                                  -----------       -----------
           Income before income taxes                  28,159             1,194

Income taxes (note 8)                                   7,885             1,715
                                                  -----------       -----------
           Net income (loss)                      $    20,274              (521)
                                                  ===========       ===========

Income (loss) per common share - primary          $      0.00             (0.00)
                                                  ===========       ===========
Average common shares outstanding                   4,122,795         3,414,000
                                                  ===========       ===========


See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                       Statements of Stockholders' Equity

                      Years ended October 31, 1997 and 1996

                                                                            ADDITIONAL
                                                              COMMON          PAID-IN         RETAINED
                                                               STOCK          CAPITAL         EARNINGS           TOTAL
                                                             ----------     -----------      ----------       ----------
Balance, October 31, 1995                                    $    2,864         515,876          43,959          562,699

Issuance of 1,100,000 shares of common stock
     (note 6) (net of issue costs of $98,824
     and subscribed stock for $2,000)                             1,100         448,077              --          449,177

Net loss                                                             --              --            (521)            (521)
                                                             ----------      ----------      ----------       ----------
Balance, October 31, 1996                                         3,964         963,953          43,438        1,011,355

Issuance of 290,000 shares of common stock
     (notes 5 and 6) (net of issue costs
      of $46,645)                                                   290         118,065              --          118,355

Net income                                                           --              --          20,274           20,274
                                                             ----------      ----------      ----------       ----------
Balance, October 31, 1997                                    $    4,254       1,082,018          63,712        1,149,984
                                                             ==========      ==========      ==========       ==========



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                            Statements of Cash Flows

                      Years ended October 31, 1997 and 1996

                                                                                              1997             1996
                                                                                           ----------       ----------
Cash flows from operating activities:
     Cash received from sale of merchandise                                                $  907,839          885,952
     Cash paid to employees and vendors                                                      (980,148)      (1,008,028)
     Interest paid                                                                                 --          (13,868)
     Interest received                                                                         28,688           27,668
                                                                                           ----------       ----------
           Net cash used by operating activities                                              (43,621)        (108,276)
                                                                                           ----------       ----------
Cash flows from investing activities:
     Purchase of short-term investments                                                      (260,764)        (502,181)
     Proceeds on maturity of short-term investments                                           300,103          657,066
     Purchase of property and equipment                                                       (57,176)         (65,840)
     Proceeds from sale of property and equipment                                                  --              600
                                                                                           ----------       ----------
           Net cash provided (used) by investing activities                                   (17,837)          89,645
                                                                                           ----------       ----------
Cash flows from financing activities:
     Principal payments on notes payable                                                           --         (250,226)
     Proceeds from issuance of common stock                                                   118,355          449,177
                                                                                           ----------       ----------
           Net cash provided by financing activities                                          118,355          198,951
                                                                                           ----------       ----------
           Net increase in cash and cash equivalents                                           56,897          180,320

Cash and cash equivalents at beginning of year                                                299,430          119,110
                                                                                           ----------       ----------

Cash and cash equivalents at end of year                                                   $  356,327          299,430
                                                                                           ==========       ==========

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                                                                              20,274             (521)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization                                                             29,695           26,712
     Allowance for doubtful accounts                                                            2,954           (6,861)
     Loss on disposal of fixed assets                                                           1,116              470
     Increase in accounts receivable                                                          (78,248)         (29,188)
     Decrease (increase) in inventory                                                          15,838          (86,386)
     Increase in receivables from officers and employees                                         (762)         (30,994)
     Increase in other assets                                                                 (24,494)         (17,894)
     (Decrease) increase in accounts payable                                                  (30,924)          25,082
     Increase in accrued expenses                                                              20,930           11,304
                                                                                           ----------       ----------
           Total adjustments                                                                  (63,895)        (107,755)
                                                                                           ----------       ----------
           Net cash used by operating activities                                           $  (43,621)        (108,276)
                                                                                           ==========       ==========




See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

                            October 31, 1997 and 1996


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)    BUSINESS

                Pro Tech Communications, Inc. (the "Company") was organized and incorporated under the laws of the State of Florida for the purpose of designing, developing, producing and marketing lightweight telephone headsets. The Company presently manufactures and markets its headsets primarily for fast food companies and other large quantity users of headset systems. The Company is in the process of completing the development of a second design for the telephone user market, which includes telephone operating companies, government agencies and business offices. The Company's business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of its competitors.

         (b)    CASH AND CASH EQUIVALENTS

                The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         (c)    SHORT-TERM INVESTMENTS

                Short-term investments consist of certificates of deposits with maturities in excess of three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, such investments are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value. All certificates of deposit mature during fiscal year 1998.

         (d)    INVENTORY

                Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (e)    REVENUE AND COST RECOGNITION

                The Company recognizes revenues as products are shipped. New customers are extended a 30-day trial period during which the product may be returned. Additionally, each headset carries a one to two year warranty. The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the balance sheet.

         (f)    PROPERTY AND EQUIPMENT

                Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-10 years. Repair and maintenance costs are charged to expense when incurred.

                                                                     (Continued)

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

         (g)    INCOME TAXES

                Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h)    ADVERTISING

                The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs approximated $20,817 and $14,200 for the years ended October 31, 1997 and 1996, respectively, and were included in selling, general and administrative expenses in the accompanying statement of operations.

         (i)    RESEARCH AND DEVELOPMENT

                Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during 1997 and 1996 was $21,400 and $44,600, respectively.

         (j)    FAIR VALUE OF FINANCIAL INSTRUMENTS

                The estimated fair values of the Company's cash and cash equivalents, short-term investments, accounts receivable and current liabilities approximate the carrying amount due to the short-term nature of such financial instruments.

         (k)    RECLASSIFICATION

                Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

         (l)    USE OF ESTIMATES

                The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from those estimates.

         (m)    INCOME (LOSS) PER SHARE

                Primary income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and stock warrants) outstanding during the year. Fully diluted income (loss) per share was antidilutive during 1997 and 1996 and is therefore not reported.


                                                                     (Continued)

         (n)    STOCK OPTIONS

                On October 23, 1995, the Financial Accounting Standards Board
                (FASB) issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees. Effective November 1, 1996, the Company adopted Statement 123, which permits entities (1) to continue to use the Accounting Principles Board Opinion No. 25 (APB 25) method, or
                (2) to adopt the Statement 123 fair value based method. Once the method is adopted, an entity cannot change the method and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the Statement 123 fair value based method, Statement 123 requires pro forma net income and earnings per share information as if the fair value based method had been adopted. Management has determined that the Company will account for stock-based compensation under the APB 25 method and will disclose the pro forma impact of Statement 123.

         (o)    LONG-LIVED ASSETS

                The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ending October 31, 1997 and 1996.

         (p)    NEW PRONOUNCEMENTS

                In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE (Statement 128), which establishes two new methods for computing earnings per share: basic and diluted. Basic and diluted earnings per share replaces primary and fully-diluted earnings per share prescribed by APB No. 15. Statement 128 is effective for years ending after December 15, 1997 (fiscal year 1998 for the Company) and earlier application is not permitted.

                In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company).

                In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131), which establishes new standards for the way enterprises disclose information about operating segments.

                The Company does not expect these new pronouncements will have a significant impact on the reporting of its financial results.

(2)    INVENTORY

       Inventory at October 31, 1997 and 1996 consists of the following:

                                                     1997              1996
                                                  --------           -------
                  Raw materials                   $ 63,802            84,751
                  Work in process                   25,451            54,645
                  Finished goods                    71,356            37,051
                                                  --------           -------

                                                  $160,609           176,447
                                                  ========           =======

(3)    NET PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at October 31, 1997 and 1996:

                                                     1997              1996
                                                  --------           -------
                  Production molds                $121,845            98,124
                  Office equipment                  56,158            50,156
                  Production equipment              29,611             8,217
                  Leasehold improvements            10,174             6,972
                  Vehicles                           5,557             5,557
                  Marketing displays                 5,430             5,430
                                                  --------           -------

                     Total cost                    228,775           174,456
                  Less accumulated depreciation     73,375            45,576
                                                  --------           -------

                     Total                        $155,400           128,880
                                                  ========           =======

       Total depreciation expense was $29,540 and $26,056 for the years ended October 31, 1997 and 1996, respectively.

(4)    ACCRUED EXPENSES

       Accrued expenses consisted of the following at October 31, 1997 and 1996:

                                                     1997              1996
                                                  --------           -------
        Accrued warranty expense                  $ 55,000            22,663
        Accrued professional fees                     -               11,155
        Other accrued expenses                      11,420            11,672
                                                  --------           -------

                                                  $ 66,420            45,490
                                                  ========           =======


                                                                     (Continued)

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

(5)    CAPITAL STOCK

       During fiscal year 1996, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 1,100,000 shares of common stock at $.50 per share, yielding net cash proceeds of $451,177. During fiscal year 1995, the Company underwent a stock offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The offering sold 864,000 shares of common stock at $.50 per share yielding net cash proceeds of $399,255. At October 31, 1997 and 1996, $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

       Subsequent to the 1996 stock offering, the Company filed Form 10-SB, (general form for registration of securities of small business issuers), under Section 12(g) of the Securities Exchange Act of 1934. The Company voluntarily registered its securities in hopes of demonstrating the Company's integrity to potential investors. Due to the registration taking place subsequent to the 1996 stock offering, registration costs of $79,072 incurred by the Company were included in other expenses in the accompanying statement of operations.

       The Company, in conjunction with the 1995 stock offering, issued options to purchase 200,000 shares of common stock at $0.60 per share to the sales agent responsible for sales outside the United States. In June 1996, the Company issued warrants to purchase 200,000 shares of common stock at $1.50 per share to each of three individuals, as consideration for services to be rendered in marketing the Company's products throughout the world. In December 1996, the Company issued warrants to purchase 400,000 shares of common stock at $1.50 per share.

       During fiscal year 1997, the Company filed Form SB-2 which allowed the Company to sell an additional 1,000,000 shares of common stock at $5.25 per share. The filing also registered the common stock underlying the 1,000,000 outstanding warrants and 830,000 outstanding stock options (note 6). As of October 31, 1997 no additional shares were sold as a result of the offering. However, 200,000 options were exercised at a price of $0.60 per share and 90,000 options were exercised at a price of $0.50 per share. Total proceeds generated, net of related issue costs of $46,645, were $118,355.

       The following table summarizes warrants to purchase common stock:


                                                              1997                     1996
                                                   -----------------------   -----------------------
                                                                  WEIGHTED                  WEIGHTED
                                                                   AVERAGE                  AVERAGE
                                                                  EXERCISE                  EXERCISE
                                                     SHARES         PRICE      SHARES         PRICE
                                                   ---------      --------   ---------      --------
Warrants outstanding, beginning of
    year                                             600,000      $   1.50          --      $     --

Warrants granted                                     400,000          1.50     600,000          1.50
Warrants exercised                                        --            --          --            --
                                                   ---------      --------   ---------      --------
Warrants outstanding and
    exercisable, end of year                       1,000,000      $   1.50     600,000      $   1.50
                                                   =========      ========   =========      ========




                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements



       Subsequent to October 31, 1997, and in accordance with the 1997 registration statement, all outstanding warrants were terminated.

(6)    STOCK OPTION PLAN

       On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorized the issuance of up to 590,000 shares of common stock. On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out from April 8, 1996 to May 15, 1996 (note 5). The stock options are exercisable upon the grant date, extending over a period of three years.

       The following table summarizes stock option activity:

                                                                        1997                      1996
                                                             -----------------------     ---------------------
                                                                            WEIGHTED                   WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                   EXERCISE
                                                              SHARES         PRICE       SHARES         PRICE
                                                             --------       --------     -------      --------
          Options outstanding, beginning of
               year                                           830,000       $   0.52     240,000      $   0.58

          Options granted                                          --          --        590,000          0.50
          Options exercised                                  (290,000)         (0.57)         --         --
                                                             --------       --------     -------      --------
          Options outstanding and
               exercisable, end of year                       540,000       $   0.50     830,000      $   0.52
                                                             ========       ========     =======      ========



       During 1997, the Company received $25,000 upon issuance of 50,000 shares of common stock upon the exercise of 50,000 options by the Company's officers and $140,000 upon the issuance of 240,000 shares of common stock to others. The remaining 540,000 stock options expire on April 15, 1999.

       No compensation expense was recorded during 1996 for the options issued to the Company's President and officers, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                       1997             1996
                                                       ----             ----
               Net income (loss):
                  As reported                       $ 20,274             (521)
                                                    ========          =======
                  Pro forma                         $ 20,274          (74,083)
                                                    ========          =======

               Income (loss) per share:

                  As reported                       $   0.00             (0.00)
                                                    ========          ========
                  Pro forma                         $   0.00             (0.02)
                                                    ========          ========

                                                                     (Continued)

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 25%; risk-free interest rate of 6.00%; and, expected lives of three years.

(7)    OPERATING LEASES

       The Company leases office and production facilities under operating leases expiring November 30, 1997. On December 1, 1997, the Company extended those leases to November 30, 1998. The Company also leases office equipment under operating leases expiring at various dates. On December 15, 1997, the Company extended one of these leases to July 15, 2001. Future minimum lease payments for such noncancelable leases, considering the subsequent extensions of the lease terms, are as follows:

                    1998                     $ 23,162
                    1999                        6,307
                    2000                        4,763
                    2001                        2,656
                                             --------

                    Total                    $ 36,888
                                             ========

       Rent expense under lease agreements totaled $21,979 and $15,395 for fiscal year 1997 and 1996 respectively.

(8)    INCOME TAXES

       Income tax expense (benefit) consist of:

                                         CURRENT       DEFERRED        TOTAL
                                         -------       --------       -------
                   1997:

                       Federal           $ 6,899        (1,000)        5,899
                       State               2,386          (400)        1,986
                                         -------       -------       -------

                                         $ 9,285        (1,400)        7,885
                                         =======       ========      =======

                   1996:

                       Federal             4,255        (2,800)        1,455
                       State               1,360        (1,100)          260
                                         -------       -------       -------

                                         $ 5,615        (3,900)        1,715
                                         =======       =======       =======

                                                                     (Continued)

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements


       The actual expense differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                                        1997           1996
                                                                                      --------       --------
                    Computed "expected" tax expense                                   $  9,570            406


                    Increase (reduction) in income taxes resulting from:
                          State income tax, net of federal tax benefits                  1,310            170
                          Effect of graduated tax rates                                 (8,740)        (5,400)
                          Nondeductible costs of potential acquisition                   4,740             --
                          Nondeductible costs for SEC Form 10-SB filing                     --         11,000
                          Other, net                                                     1,005         (4,461)
                                                                                      --------       --------
                                                                                      $  7,885          1,715
                                                                                      ========          =====



       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                  1997         1996
                                                                                                -------      -------
                    Accounts receivable principally due to allowance for
                       doubtful accounts                                                        $ 2,400        1,800
                    Accrued warranty expense                                                     10,800        4,500
                                                                                                -------      -------
                          Total deferred tax assets                                              13,200        6,300

                    Plant and equipment principally due to differences
                       in depreciation                                                            7,900        2,400
                                                                                                -------      -------
                          Total deferred tax liabilities                                          7,900        2,400
                                                                                                -------      -------
                          Net deferred tax assets                                               $ 5,300        3,900
                                                                                                =======      =======



       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Taxable income for the years ended October 31, 1997 and 1996 was $45,990 and $28,364, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


                                                                     (Continued)

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements


(9)    RELATED PARTY TRANSACTIONS

       During fiscal year 1996, the Company loaned $28,882 to its President. The loan bears interest at 15% per annum, with principal and interest due August 2, 1998. As of October 31, 1997, outstanding principal and interest amounted to $34,282.

       The Company also loaned to its Vice President $3,500 during 1996. This loan bears interest at 15% per annum, with principal and interest due July 9, 1997. This loan was repaid during 1997.

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

(10)   MAJOR CUSTOMERS

       For 1997 and 1996, approximately 21% and 30%, respectively, of all sales were to McDonald's Restaurant franchises.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 1998.



                                         PRO TECH COMMUNICATIONS, INC.
                                         (Registrant)

                                         By: /s/ Keith Larkin
                                             --------------------------------
                                             Keith Larkin, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                     DATE
---------                                            -----                                     ----

/s/ Keith Larkin                            President, Treasurer and                    January 28, 1998
------------------------------              Chairman of the Board
Keith Larkin                                (Principal Executive, Financial
                                            and Accounting Officer)

/s/ Kenneth Campbell                        Director, Secretary                         January 28, 1998
------------------------------              and Vice President of
Kenneth Campbell                            Operations


