Form 10KSB/A
period 1997-10-31
PRO TECH COMMUNICATIONS INC
filed 1998-03-12
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A-1


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

              YES                  NO                NOT APPLICABLE X
                 ---                 ---                           ---

As of January 26, 1998, there were 4,254,000 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1997 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1996.

     For the year ended October 31, 1997, the Company realized a net loss of $(12,241) compared to a net loss of $(521) for the year ended October 31, 1996. This difference is attributed to additional profit margin of $20,274 gained from the conform market introduction offset by an unplanned executive compensation expense of $40,000 realized in the same period.

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

          Gross margin percent remained constant over the previous comparable year. Actual SG&A expenses increased $145,387 in relation to the 1996 comparable year. This increase in expenses resulted from several factors. First, in fiscal year 1997, an unaffiliated investment banking firm was retained in order to proceed with the structuring of a potential purchase of another business. However, the acquisition did not occur because the parties could not agree to terms. Expenses incurred due to the completion of a fairness opinion relating to the discontinued acquisition totalled $13,938. Second, expenses related to the Company's stock promotion increased to $19,556 from $3,101 in the comparable period. This increase of $16,455 was invested to improve the Company's perception with the investment community. Marketing payroll increased $25,237 from $43,663 in fiscal year 1996 to $68,900 in the 1997 comparable period. This increase was the result of the addition of one employee along with related commissions for the Company's telemarketing operation. This addition was made to support the new ConForm market introduction. In addition, advertising and other related marketing expenses increased from $28,646 in fiscal year 1996 to $51,263 for the comparable 1997 period as a result of such new product introduction. Research and development expenditures decreased by $23,200 as compared to fiscal year 1996. The decrease was the result of a decision to delay investments until fiscal year 1998, in order to maximize short-term profit margins. Additional accrued warranty expenses increased to $55,000 to support normal repairs on over 70,000 headsets in use in the fast-food market. This increase was the result of changes in the Company's warranty policies in support of its account base. This represents an increase of $32,337 over the comparable 1996 period from $22,663 to $55,000 respectively. Additional expenses of $11,206 were incurred in the current fiscal period as of the result of a decision to offer health insurance to its full-time employees along with an increase in professional fees of $35,555 in the current fiscal year from $25,000 due to the Company's reporting obligations under the federal securities laws.

         The Company generated interest income of $28,688 for fiscal 1997 as compared to interest income of $27,668 for the comparable prior 1996 year. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities into short-term certificates of deposits.

                         LIQUIDITY AND CAPITAL RESOURCES

         The current ratio (current assets to current liabilities) of the Company was 13.20 to 1.00 at October 31, 1997 as compared to 9.86 to 1.00 at October 31, 1996. At October 31, 1997, the Company's current assets exceeded its current liabilities by approximately $988,973.

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

         Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin is entitled to receive an annual salary of at least $90,000 ( as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pre-tax income equal to at least 20% of the Company's Annual sales. In all other cases, the Board of Directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. During the year ended October 31, 1997, the Company's President was paid a salary in cash of $2,500. In addition the Company recorded compensation expense of $40,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the President to the Company. During the year ended October 31, 1996, the Company's President was paid a salary in cash of $42,500. See "EXECUTIVE COMPENSATION--Employment Agreement."

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

SUMMARY COMPENSATION TABLE

         The following table provides the cash and other compensation paid or accrued by the Company to its chief executive officer for the fiscal years ended October 31, 1997, 1996 and 1995:

                                                                           LONG TERM
                              ANNUAL COMPENSATION                         COMPENSATION
                              -------------------                         ------------
                                                                          SECURITIES
                                                                          UNDERLYING            ALL OTHER
NAME/POSITION       YEAR                SALARY              BONUS         STOCK OPTIONS         COMPENSATION
-------------       ----                ------              -----         -------------         ------------
Keith Larkin        1997                $42,500               0                   0                  0

                    1996                $42,500               0             540,000*                 0

                    1995                $22,500               0                   0                  0



----------

* For a description of such stock options, see "EXECUTIVE COMPENSATION-Stock Option Plan."

EMPLOYMENT AGREEMENTS

         Effective December 9, 1994, Keith Larkin entered into a five-year amended and restated employment agreement with the Company, pursuant to which he has the duties of President and Treasurer of the Company and has a right to receive an annual salary of up to $90,000, which may increase each year by an amount not less than the percentage increase in the United States Consumer Price Index. Under the agreement, Mr. Larkin will only be entitled to receive an annual salary of $90,000 if the Company generates annual sales for a fiscal year of $2 million and has pre-tax income equal to at least 20% of the Company's annual sales. In all cases, the Board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. As part of the consideration Mr. Larkin provided to the Company in exchange for the Company's obligations under the employment agreement, Mr. Larkin assigned all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceived during the five years prior to the date of the agreement. This provision covers the patent rights, if any, associated with the ProCom, Trinity and Freedom lightweight telephone headsets. During the year ended October 31, 1997, the Company's President was paid a salary in cash of $2,500. In addition the Company recorded compensation expense of $40,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the President to the Company. During the year ended October 31, 1996, the Company's President was paid a salary in cash of $42,500.

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


                                                                                        Page

(a) 1. Index to Financial Statements

         Report of Independent Certified Public Accountants                              F-1

         Report of Independent Certified Public Accountants                              F-2

         Balance Sheets for the years
            ended October 31, 1997 and 1996                                              F-3

         Statements of Operations for the years
            ended October 31, 1997 and 1996                                              F-4

         Statements of Stockholders' Equity for the years
            ended October 31, 1997 and 1996                                              F-5

         Statements of Cash Flows for the years
            October 31, 1997 and 1996                                                    F-6

         Notes to Financial Statements                                                   F-7

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

December 16, 1997
Vero Beach, Florida


                                    /s/ Morgan, Jacoby, Thurn & Associates, P.A.

                          Independent Auditor's Report
                          ----------------------------


The Board of Directors
Pro Tech Communication, Inc.:


We have audited the accompanying balance sheet of Pro tech Communications, Inc. as of October 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ KPMG Peat Maverick LLP
---------------------------
KPMG PEAT MAVERICK LLP



December 12, 1996
Tampa, Florida

                          PRO TECH COMMUNICATIONS, INC.

                                 Balance Sheets

                            October 31, 1997 and 1996

                                                                                              1997             1996
                                                                                           ----------      ----------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                             $  356,327         299,430
     Short-term investments                                                                   257,936         297,275
     Accounts receivable less allowance for doubtful accounts of $12,095
        and $9,141 in 1997 and 1996, respectively                                             230,754         155,460
     Inventory (note 2)                                                                       160,609         176,447
     Due from officers and employees                                                           35,418          34,656
     Other current assets                                                                      37,088          13,994
                                                                                           ----------      ----------
           Total current assets                                                             1,078,132         977,262

Net property and equipment (note 3)                                                           155,400         128,880
Other assets                                                                                    5,611           4,366
                                                                                           ----------      ----------
                                                                                           $1,239,143       1,110,508
                                                                                           ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                          22,739          53,663
     Accrued expenses (note 4)                                                                 58,935          45,490
                                                                                           ----------      ----------
           Total current liabilities                                                          81,674          99,153

Stockholders' equity (note 5):
     Common stock, $.001 par value, authorized 10,000,000 shares, issued and outstanding 4,254,000 and 3,964,000 shares in 1997 and 1996,
        respectively                                                                            4,254           3,964
     Additional paid-in capital                                                             1,122,018         963,953
     Retained earnings                                                                         31,197          43,438
                                                                                           ----------      ----------
           Total stockholders' equity                                                       1,157,469       1,011,355


Commitments (note 7)

                                                                                           ----------      ----------
                                                                                           $1,239,143       1,110,508
                                                                                           ==========      ==========



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                            Statements of Operations

                      Years ended October 31, 1997 and 1996

                                                      1997              1996
                                                  -----------       -----------
Net sales                                         $   996,993           852,778

Cost of goods sold                                    333,755           281,682
                                                  -----------       -----------

           Gross profit                               663,238           571,096

Selling, general and administrative expenses          698,785           513,398
Provision for doubtful accounts                         3,924            (8,661)
                                                  -----------       -----------
           Income (loss) from operations              (39,471)           66,359

Other income (expense):

     Interest income                                   28,688            27,668
     Interest expense                                      --           (13,868)
     Miscellaneous income                                  58               107
     Loss on disposal of fixed assets                  (1,116)               --
     Form 10-SB filing costs (note 5)                      --           (79,072)
                                                  -----------       -----------
           Income (loss) before income taxes          (11,841)            1,194

Income taxes (note 8)                                     400             1,715
                                                  -----------       -----------
           Net loss                               $   (12,241)             (521)
                                                  ===========       ===========

Income (loss) per common share - primary          $     (0.00)            (0.00)
                                                  ===========       ===========
Average common shares outstanding                   4,122,795         3,414,000
                                                  ===========       ===========


See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                       Statements of Stockholders' Equity

                      Years ended October 31, 1997 and 1996

                                                                            ADDITIONAL
                                                              COMMON          PAID-IN         RETAINED
                                                               STOCK          CAPITAL         EARNINGS           TOTAL
                                                             ----------     -----------      ----------       ----------
Balance, October 31, 1995                                    $    2,864         515,876          43,959          562,699

Issuance of 1,100,000 shares of common stock
     (note 6) (net of issue costs of $98,824
     and subscribed stock for $2,000)                             1,100         448,077              --          449,177

Net loss                                                             --              --            (521)            (521)
                                                             ----------      ----------      ----------       ----------
Balance, October 31, 1996                                         3,964         963,953          43,438        1,011,355

Issuance of 290,000 shares of common stock
     (notes 5 and 6) (net of issue costs
      of $46,645)                                                   290         118,065              --          118,355

Executive Compensation Contributed by an
      officer (note 5)                                               --          40,000              --           40,000

Net loss                                                             --              --         (12.241)         (12.241)
                                                             ----------      ----------      ----------       ----------
Balance, October 31, 1997                                    $    4,254       1,122,018          31,197        1,157,469
                                                             ==========      ==========      ==========       ==========



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                            Statements of Cash Flows

                      Years ended October 31, 1997 and 1996

                                                                                              1997             1996
                                                                                           ----------       ----------
Cash flows from operating activities:
     Cash received from sale of merchandise                                                $  907,839          885,952
     Cash paid to employees and vendors                                                      (980,148)      (1,008,028)
     Interest paid                                                                                 --          (13,868)
     Interest received                                                                         28,688           27,668
                                                                                           ----------       ----------
           Net cash used by operating activities                                              (43,621)        (108,276)
                                                                                           ----------       ----------
Cash flows from investing activities:
     Purchase of short-term investments                                                      (260,764)        (502,181)
     Proceeds on maturity of short-term investments                                           300,103          657,066
     Purchase of property and equipment                                                       (57,176)         (65,840)
     Proceeds from sale of property and equipment                                                  --              600
                                                                                           ----------       ----------
           Net cash provided (used) by investing activities                                   (17,837)          89,645
                                                                                           ----------       ----------
Cash flows from financing activities:
     Principal payments on notes payable                                                           --         (250,226)
     Proceeds from issuance of common stock                                                   118,355          449,177
                                                                                           ----------       ----------
           Net cash provided by financing activities                                          118,355          198,951
                                                                                           ----------       ----------
           Net increase in cash and cash equivalents                                           56,897          180,320

Cash and cash equivalents at beginning of year                                                299,430          119,110
                                                                                           ----------       ----------

Cash and cash equivalents at end of year                                                   $  356,327          299,430
                                                                                           ==========       ==========

Reconciliation of net loss to net cash used by operating activities:

Net loss                                                                                      (12,241)            (521)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                             29,695           26,712
     Allowance for doubtful accounts                                                            2,954           (6,861)
     Loss on disposal of fixed assets                                                           1,116              470
     Executive compensation contributed by an officer                                          40,000               --
     Increase in accounts receivable                                                          (78,248)         (29,188)
     Decrease (increase) in inventory                                                          15,838          (86,386)
     Increase in receivables from officers and employees                                         (762)         (30,994)
     Increase in other assets                                                                 (24,494)         (17,894)
     (Decrease) increase in accounts payable                                                  (30,924)          25,082
     Increase in accrued expenses                                                              13,445           11,304
                                                                                           ----------       ----------
           Total adjustments                                                                  (31,380)        (107,755)
                                                                                           ----------       ----------
           Net cash used by operating activities                                           $  (43,621)        (108,276)
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
                                                  ========           =======

       Total depreciation expense was $29,540 and $26,056 for the years ended October 31, 1997 and 1996, respectively.

(4)    ACCRUED EXPENSES

       Accrued expenses consisted of the following at October 31, 1997 and 1996:

                                                     1997              1996
                                                  --------           -------
        Accrued warranty expense                  $ 55,000            22,663
        Accrued professional fees                     -               11,155
        Other accrued expenses                       3,935            11,672
                                                  --------           -------

                                                  $ 58,935           45,490
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

       During the year ended October 31, 1997, the Company's president was paid a salary in cash of $2,500. In addition the Company recorded compensation expense of $40,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the president to the Company. During the year ended October 31, 1996, the Company's president was paid a salary in cash of $42,500

 (6)   STOCK OPTION PLAN

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

       No compensation expense was recorded during 1996 for the options issued to the Company's President and officers, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                       1997             1996
                                                       ----             ----
               Net income (loss):
                  As reported                       $(12,241)            (521)
                                                    ========          =======
                  Pro forma                         $(12,241)         (74,083)
                                                    ========          =======

               Income (loss) per share:

                  As reported                       $   0.00             (0.00)
                                                    ========          ========
                  Pro forma                         $   0.00             (0.02)
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

(8)    INCOME TAXES

       Income tax expense (benefit) consist of:

                                         CURRENT       DEFERRED        TOTAL
                                         -------       --------       -------
                   1997:

                       Federal           $ 1,500        (1,000)          500
                       State                 300          (400)         (100)
                                         -------       -------       -------

                                         $ 1,800        (1,400)          400
                                         =======       ========      =======

                   1996:

                       Federal             4,255        (2,800)        1,455
                       State               1,360        (1,100)          260
                                         -------       -------       -------

                                         $ 5,615        (3,900)        1,715
                                         =======       =======       =======

                                                                     (Continued)

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements


       The actual expense differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                                        1997           1996
                                                                                      --------       --------
                    Computed "expected" tax expense (benefit)                         $  (4030)           406


                    Increase (reduction) in income taxes resulting from:
                          State income tax, net of federal tax benefits                    (70)          170
                          Effect of graduated tax rates                                   (700)        (5,400)
                          Nondeductible costs of potential acquisition                   4,740             --
                          Nondeductible costs for SEC Form 10-SB filing                     --         11,000
                          Other, net                                                       460         (4,461)
                                                                                      --------       --------
                                                                                      $    400          1,715
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
                                                                                                =======      =======



       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Taxable income for the years ended October 31, 1997 and 1996 was $5,990 and $28,364, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


                                                                     (Continued)

                                   SIGNATURES



       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1998.



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

SIGNATURE                                            TITLE                                     DATE
---------                                            -----                                     ----

/s/ Keith Larkin                            President, Treasurer and                    March 12, 1998
------------------------------              Chairman of the Board
Keith Larkin                                (Principal Executive, Financial
                                            and Accounting Officer)

/s/ Kenneth Campbell                        Director, Secretary                         March 12, 1998
------------------------------              and Vice President of
Kenneth Campbell                            Operations


