Form 10QSB
period 1998-01-31
PRO TECH COMMUNICATIONS INC
filed 1998-03-17
CIK 945481

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period January 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                          PROTECH COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           FLORIDA                                             59-3281593
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)



            3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561)464-5100
-------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                  NUMBER OF SHARES OUTSTANDING
          CLASS                                        ON MARCH 17, 1998
          -----                                   ----------------------------

     Common Stock, Par Value $.001 Per Share                  4,254,000


Transitional Small Business Disclosure Format:        Yes        No  X
                                                         ----       -----

                          PROTECH COMMUNICATIONS, INC.


                                     INDEX



                                                                            PAGE

PART I                        FINANCIAL INFORMATION

     Item 1                   Financial Statements

                              Balance Sheets at                              3
                              January 31, 1998 and 1997
                              (Unaudited)

                              Statements of Operations                       4
                              for the Three months ended
                              January 31, 1998 and 1997 (Unaudited)

                              Statements of Cash Flows                       5
                              for the Three months ended
                              January 31, 1998 and 1997 (Unaudited)

                              Notes to Financial Statements                  6
                              (Unaudited)


     Item 2
                              Management's Discussion and Analysis or        8
                              Plan of Operation for the period
                              November 1, 1997 - January 31, 1998


PART II                       OTHER INFORMATION

                              Exhibit 27 Financial Data Schedule
                              (for SEC use only)

SIGNATURES                                                                  10

                          PROTECH COMMUNICATIONS, INC.
                                 Balance Sheets
                           January 31, 1998 and 1997
                                  (Unaudited)



                                                                (Unaudited)                (Unaudited)
                                                                   1998                        1997
                                                                -----------                -----------

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                  $   237,311                $   225,079
     Short-term Investments                                         257,936                    297,275
     Accounts receivable less allowance for doubtful
       accounts of $12,095 and $9,141 in 1998 and 1997,
       respectively                                                 266,169                    122,055
     Inventory (note 2)                                             266,577                    191,809
     Deposits being held                                                  0                      4,898
     Due from officers and employees                                 35,418                     34,437
     Other current assets                                             7,104                     17,509
                                                                -----------                -----------
          Total current assets                                    1,070,515                    893,062

     Net property and equipment                                     180,745                    139,424
                                                                -----------                -----------
Total Assets                                                    $ 1,251,260                $ 1,032,486
                                                                ===========                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                23,765                     23,189
     Accrued expenses (note 3)                                       79,303                     26,044
                                                                -----------                -----------
          Total current liabilities                                 103,068                     49,233

Stockholders' Equity:
     Common Stock, $.001 par value, authorized 10,000,000
       shares, issued and outstanding 4,254,000 and
       3,964,000 shares in 1998 and 1997, respectively                4,254                      3,964
     Additional Paid in Capital                                   1,122,018                    963,953
     Retained Earnings                                               21,920                     15,336
                                                                -----------                -----------
          Total Stockholders' Equity                              1,148,192                    983,253
                                                                -----------                -----------
                                                                $ 1,251,260                $ 1,032,486
                                                                ===========                ===========

See accompanying notes to financial statements

                          PROTECH COMMUNICATIONS, INC.
                            Statements of Operations
                  Three months ended January 31, 1998 and 1997
                                  (Unaudited)




                                                       (Unaudited)                   (Unaudited)
                                                          1998                          1997
                                                       ----------                    ----------
Net Sales                                              $  246,728                    $  183,514

Cost of Goods Sold                                         71,448                        57,883
                                                       ----------                    ----------

     Gross Profit                                         175,280                       125,831

Selling, general and administrative expenses              192,526                       159,662
                                                       ----------                    ----------

     Loss from operations                                 (17,546)                      (34,031)

Other income (expense):
     Interest income                                        8,269                         6,929
                                                       ----------                    ----------

               Loss before income taxes                    (9,277)                      (28,102)

Income taxes                                                    0                             0
                                                       ----------                    ----------
               Net loss                                $   (9,277)                      (28,102)
                                                       ----------                    ----------
Loss per common share:
     Basic                                             $    (0.00)                   $    (0.01)
     Diluted                                           $    (0.00)                   $    (0.01)

Average common shares outstanding                       4,254,000                     3,964,000
                                                       ==========                    ==========


                          PROTECH COMMUNICATIONS, INC.
                            Statement of Cash Flows
                  Three months ended January 31, 1998 and 1997
                                  (Unaudited)



                                                                (Unaudited)                (Unaudited)
                                                                   1998                        1997
                                                                -----------                -----------
Cash flows from operating activities:
     Cash received from the sale of merchandise                 $   247,755                $   140,982
     Cash paid to vendors and employees                            (340,735)                  (203,565)
     Interest received                                                8,269                      5,929
                                                                -----------                -----------

          Net cash used by operating activities                 $   (84,711)               $   (56,554)
                                                                -----------                -----------

Cash flows from investing activities
     Purchase of property and equipment                             (34,305)                   (17,797)

          Net cash used in investing activities                     (34,305)                   (17,797)
                                                                -----------                -----------
Cash flows from financing activities:                                     0                          0

          Net cash provided by financing activities                       0                          0

          Net (decrease) in cash and cash equivalents              (119,016)                   (74,351)

Cash and cash equivalents at the beginning of period                356,327                    299,430
                                                                -----------                -----------

Cash and cash equivalents at the end of period                      237,311                    225,079
                                                                -----------                -----------
Reconciliation of net income (loss) to net cash used by
  operating activities:
Net income (loss)                                               $    (9,277)                   (28,102)
                                                                -----------                -----------

Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Depreciation and amortization                                    8,960                        445
     (Increase) decrease in accounts receivable                     (35,415)                    33,405
     Increase in inventory                                         (105,968)                   (15,362)
     Increase (decrease) in accounts payable                          1,026                    (23,116)
     Increase (decrease) in accrued expenses                         20,368                    (19,416)
     Decrease in other liabilities                                       --                     (4,408)
     Decrease in other assets                                        35,595                          0
                                                                -----------                 ----------

           Total adjustments                                        (75,434)                   (28,452)
                                                                -----------                 ----------

           Net cash used by operating activities                $   (84,711)                   (56,554)
                                                                -----------                 ----------


See accompanying notes to financial statements.

                         PRO TECH COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BUSINESS

          Pro Tech Communications, Inc. (the Company) was organized and incorporated under the laws of the State of Florida for the purpose of designing, developing, producing and marketing lightweight telephone headsets. The Company presently manufactures and markets its headsets primarily for fast food companies and other large quantity users of headset systems. The Company is in the process of completing the development of a second design for the telephone user market, which includes telephone operating companies, government agencies and business offices. The Company's business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of its competitors.

     (B)  ACCOUNTING POLICIES

          In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1998 and the results of operations and cashflows for the three months ended January 31, 1998. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1997.

     (C)  INCOME (LOSS) PER SHARE

          In February 1997, the FASB issued Statement No. 128, Earnings Per Share (Statement 128), which establishes two methods for computing earnings per share: basic and diluted. Basic and diluted earnings per share replaces primary and fully-diluted earnings per share prescribed by APB No. 15. Statement 128 is effective for years ending after December 15, 1997 and, as prescribed by Statement 128, the Company has reported income (loss) per share for the three months ended January 31, 1998 and 1997 in accordance with this new statement.

          The Company's stock options and stock purchase warrants outstanding during 1998 and 1997 would be considered dilutive potential common shares under Statement 128. However, such dilutive potential shares have not been included in the computation of diluted income (loss) per share since those shares are considered antidilutive as a result of the Company's net loss for the three months ended January 31, 1998 and 1997.

(2)  INVENTORY

     Inventory at January 31 ,1998 and 1997 consists of the following:


                                                  1998          1997
                                                  ----          ----

            Raw materials                     $110,490       129,438
            Work in process                     90,910        54,645
            Finished goods                      65,177         7,726
                                              --------      --------
                                              $266,577      $191,809
                                              --------      --------


(4) ACCRUED EXPENSES

     Accrued expenses consisted of the following at January 31, 1998 and 1997:


                                                  1998          1997
                                                  ----          ----

            Accrued warranty expense           $55,000        22,663
            Accrued executive compensation      11,250            --
            Other accrued expenses              13,053         3,381
                                               -------        ------

                                               $79,303        26,044
                                               -------        ------

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          =================================================================

          RESULTS OF OPERATION
          --------------------

          Three months Ended January 31, 1998 Compared to three Months Ended January 31, 1997

          For the quarter ended January 31, 1998, the Company realized a net loss of $(9,277) compared to a net loss of $(28,102) for the quarter ended January 31, 1997. This difference is attributed to the fact that in the 1998 period, the Company's net sales were more than its net sales for the comparable prior period.

          Net sales for the current fiscal year 1998 period were $63,214 or 34% higher than last year's comparable period, $246,728 in the current period versus $183,514 in the comparable 1997 period. This increase is the result of a positive introduction of the ConForm headset to the fast-food market. In addition, the current performance represents an improvement of 35% in units shipped over the same comparable period. All revenues for the period November 1, 1997 through January 31, 1998 period are the result of direct and distribution sales of the ProCom II and ConForm headset. In addition, the Company's distribution net revenues and unit volumes have increased 31% and 10% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus to other targeted markets. The Company believes, through its own research, that the Company continues to retain a 27% share of the fast-food market in units sold. The Company will also introduce a new product to the fast-food market called the Freedom. It will be formally introduced in the second fiscal quarter of 1998 and has preliminary product and market test approval from the McDonald's Corporation. The Company will be distributing this product worldwide beginning in the second quarter of the current fiscal year. The Company has delayed market introduction for the Trinity and the Astro headsets which are scheduled for market introduction in the 2nd quarter of fiscal year 1998.

          The Company improved its gross profit an additional 3%, 71% in the current period versus 68% in the comparable 1997 period. This gain is the result of the Company's commitment to keep production costs at a minimum. The Company reduced its direct labor requirements and yet increased its production from further improvements to the production process. Inventories have increased to $266,577 versus $191,809 in the comparable 1997 period in preparation for the shift of production to the newer headsets planned for introduction in the 2nd quarter of fiscal year 1998. This increase allows for the Company to support the current and planned demand for the ProCom II, Freedom and ConForm headsets while not increasing short-term production expenses. Investments in new production equipment last fiscal year are expected to further improve this production capacity in the current fiscal year along with showing improvements in the quality of finished products. SG&A expenses increased 21% or $33,164 over the comparable period, $192,826 versus $159,662 in the comparable 1997 period. This difference is the result of several factors. First, the Company incurred $7,927 in research and development expenses required in new product designs along with an additional $16,451 in marketing and advertising expenses in preparation for planned new product introductions. In addition, the Company has made additional investments of $5,000 in Research & Development in the potential creation of the Company's first wireless product expected to be introduced to the market in the fourth quarter of the current fiscal year. All other expenses have been maintained at the 1997 spending levels in order to maximize profits margins. Investments in SG&A will be made as each new product is introduced allowing for the maximization of profit margins.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          ======================================================================

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company's current ratio (current assets to current liabilities) was 10.39 to 1.00 at January 31, 1998 as compared to 18.14 to 1.00 at January 31, 1997. At January 31, 1998 the Company's current assets exceeded its current liabilities by approximately $967,447.

          The Company intends to use the cash it generates from operations and net proceeds from the private sale of common stock to increase its share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity, although there are presently no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

          Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive a maximum annual salary of $90,000 (as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pretax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures.

          PART II - OTHER INFORMATION

               (a)  Exhibits

                    27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1998.


                                                   PRO TECH COMMUNICATIONS, INC.
                                                                    (REGISTRANT)


                                                   BY:  /s/ KEITH LARKIN
                                                      --------------------
                                                      KEITH LARKIN, PRESIDENT

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE               TITLE                             DATE
---------               -----                             ----

/s/ KEITH LARKIN        PRESIDENT, TREASURER              MARCH 17, 1998
----------------        AND CHAIRMAN OF THE BOARD
KEITH LARKIN            (PRINCIPAL EXECUTIVE, FINANCIAL
                        AND ACCOUNTING OFFICER)


/s/ KENNETH CAMPBELL    DIRECTOR, SECRETARY               MARCH 17, 1998
--------------------    AND VICE PRESIDENT OF
KENNETH CAMPBELL        OPERATIONS