Form 10QSB
period 1998-04-30
PRO TECH COMMUNICATIONS INC
filed 1998-06-12
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period April 30, 1998


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

                                  Yes [X]  NO[ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number of Shares Outstanding
            Class                                       on June 12, 1998
            -----                                 ----------------------------
Common stock, Par Value $.001 Per Share                     4,254,000


Transitional Small Business Disclosure Format:      Yes [ ]  No [X]

                          PROTECH COMMUNICATIONS, INC.

                                      INDEX


PART I                     FINANCIAL INFORMATION                       PAGE

         Item 1            Financial Statements

                           Balance Sheets at April 30, 1998              3
                           and 1997
                           (UNAUDITED)

                           Statements of Operations                      4
                           for the Three months ended April 30,
                           1998 and 1997 (UNAUDITED)

                           Statements of Operations                      5
                           for the Six months ended  April 30,
                           1998 and 1997 (UNAUDITED)

                           Statements of Cash Flows                      6
                           for the Six months ended April 30,
                           1998 and 1997 (UNAUDITED)


                           Notes to Financial Statements                 7
                           (UNAUDITED)

         Item 2
                           Management's Discussion and Analysis or       9
                           Plan of Operation

PART II                    OTHER INFORMATION

                           Exhibit 27 Financial Data Schedule
                           (for SEC use only)

SIGNATURES                                                              12

                          ProTech Communications, Inc.
                                 Balance Sheets
                        April 30, 1998 and April 30, 1997
                                   (unaudited)

                                                                              (unaudited)        (unaudited)
                                                                                 1998                1997
                                                                              -----------         ---------
                                          ASSETS
Current Assets:
               Cash and cash equivalents                                      $   145,847           219,533
               Short-term Investments                                             257,936           297,275
               Accounts receivable less allowance for doubtful
               accounts of $12,095 and $9,141 in 1998 and 1997,
               respectively                                                       286,415           114,360
               Inventory (Note 2)                                                 308,284           222,288
               Due from officers and employees                                     41,500            28,997
               Other current assets                                                 7,103            11,611
                                                                              -----------         ---------
                            Total current assets                                1,047,085           894,064

               Net property and equipment                                         189,122           148,361
                                                                              -----------         ---------

Total Assets                                                                  $ 1,236,207         1,042,425
                                                                              ===========         =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
               Accounts payable                                                    15,469            14,590
               Accrued expenses (Note 3)                                           88,863            38,129
                                                                              -----------         ---------
                            Total current liabilities                             104,332            52,719


Stockholder's Equity: (Note 4)
               Common Stock, $.001 par value, authorized 10,000,000
               shares, issued and outstanding 4,254,000 and
               4,054,000 shares in 1998 and 1997, respectively                      4,254             4,054
               Additional Paid in Capital                                       1,122,018           962,268
               Retained Earnings                                                    5,603            23,384
                                                                              -----------         ---------

               Total Stockholders' Equity                                       1,131,875           989,706
                                                                              -----------         ---------

                                                                              $ 1,236,207         1,042,425
                                                                              ===========         =========



See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
              Three months ended April 30, 1998 and April 30, 1997
                                   (unaudited)

                                                               (unaudited)       (unaudited)
                                                                   1998              1997
                                                               -----------       -----------
Net Sales                                                      $   246,367           205,987

Cost of Goods Sold                                                  76,933            61,412
                                                               -----------       -----------

               Gross Profit                                        169,434           144,575

Selling, general and administrative expenses                       188,361           135,656
                                                               -----------       -----------

               (Loss) income from operations                       (18,927)            8,919

Other income (expense):
               Interest income                                       2,610             6,674
                                                               -----------       -----------
                     (Loss) income before income taxes             (16,317)           15,595

Income taxes                                                             0             2,340
                                                               -----------       -----------
                     Net (loss) income                         $   (16,317)           13,255
                                                               ===========       ===========

Loss per common share:
               Basic                                           $     (0.00)            (0.00)
               Diluted                                         $     (0.00)            (0.00)

Average common shares outstanding                                4,254,000         4,054,000
                                                               ===========       ===========


See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
                Six months ended April 30, 1998 and April 30, 1997
                                   (unaudited)


                                                               (unaudited)       (unaudited)
                                                                   1998              1997
                                                               -----------       -----------
Net Sales                                                      $   491,959           389,892

Cost of Goods Sold                                                 148,380           121,076
                                                               -----------       -----------

               Gross Profit                                        343,579           268,816

Selling, general and administrative expenses                       380,052           299,137
                                                               -----------       -----------

               Loss from operations                                (36,473)          (30,321)

Other income (expense):
               Interest income                                      10,879            12,607
                                                               -----------       -----------

                            Loss before income taxes               (25,594)          (17,714)

Income taxes                                                             0             2,340
                                                               -----------       -----------
                            Net loss                           $   (25,594)          (20,054)
                                                               ===========       ===========

Loss per common share:
               Basic                                           $     (0.00)            (0.00)
               Diluted                                         $     (0.00)            (0.00)

Average common shares outstanding                                4,254,000         4,054,000
                                                               ===========       ===========

See accompanying notes to financial statements

                          Pro Tech Communications, Inc.
                            Statements of Cash Flows
           For the Six months ended April 30, 1998 and April 30, 1997
                                   (unaudited)


                                                                                       (unaudited)     (unaudited)
                                                                                          1998             1997
                                                                                        ---------       ---------
Cash Flows from operating activities:
             Cash received from the sale of merchandise                                 $ 424,211         441,060
             Cash paid to vendors and employees                                          (593,578)       (497,802)
             Interest received                                                             10,879          12,607
                                                                                        ---------       ---------

                          Net cash used by operating activities                          (158,488)        (44,135)
                                                                                        ---------       ---------

Cash flows from investing activities
             Purchase of property and equipment                                           (51,992)        (34,167)

                          Net cash used in investing activities                           (51,992)        (34,167)
                                                                                        ---------       ---------

Cash flows from financing activities:                                                           0          (1,595)

                          Net cash provided by financing activities                             0          (1,595)
                                                                                        ---------       ---------

                          Net (decrease) in cash and cash equivalents                    (210,480)        (79,897)

Cash and cash equivalents at the beginning of period                                      356,327         299,420
                                                                                        ---------       ---------

Cash and cash equivalents at the end of period                                            145,847         219,533
                                                                                        =========       =========

Reconciliation of net income(loss) to net cash used by operating activities:
Net income(loss)                                                                        $ (25,594)        (20,054)
                                                                                        ---------       ---------

Adjustments to reconcile net income(loss) to net cash used by operating activities:
             Depreciation and amortization                                                 18,270          14,686
             (Increase)decrease in accounts receivable                                    (61,743)         42,332
             (Increase)decrease of employee accounts receivable                            (7,535)          4,427
             Increase in inventory                                                       (147,675)        (45,841)
             Increase(decrease) in accounts payable                                         1,530         (39,073)
             Increase(decrease) in accrued expenses                                        29,929          (7,361)
             Increase in other liabilities                                                     --           4,409
             Decrease in other assets                                                      34,330               0
                                                                                        ---------       ---------

                          Total adjustments                                              (132,894)        (24,081)
                                                                                        ---------       ---------

                          Net cash used by operating activities                         $(158,488)        (44,135)
                                                                                        =========       =========




See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.
                         Notes to Financial Statements

                            April 30, 1998 and 19997
                                  (unaudited)



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

    (B)     ACCOUNTING POLICIES

            In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 1998 and the results of operations and cash flows for the six months ended April 30, 1998. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1997.

    (C)     INCOME (LOSS) PER SHARE

            In February 1997, the FASB issued Statement No. 128, Earnings Per Shares (Statement 128), which establishes two methods for computing earnings per share: basic and diluted. Basic and diluted earnings per share replaces primary and fully-diluted earnings per share prescribed by APB No. 15. Statement 128 is effective for years ending after December 15, 1997 and, as prescribed by Statement 128, the Company has reported income (loss) per share for the six months ended April 30, 1998 and 1997 in accordance with this new statement.

            The Company's stock options and stock purchase warrants outstanding during 1998 and 1997 would be considered dilutive potential common shares under Statement 128. However, such dilutive potential shares have not been included in the computation of diluted income (loss) per share since those shares are considered antidilutive as a result of the Company's net loss for the six months ended April 30, 1998 and 1997.

    (2)     INVENTORY

            Inventory at April 30, 1998 and  1997 consists of the following:

                                                  1998              1997
                                                --------          --------
                Raw materials                   $122,440            77,968
                Work in process                  128,972            89,279
                Finished goods                    56,872            55,041
                                                --------          --------
                                                $308,284          $222,288
                                                --------          --------


    (3)     ACCRUED EXPENSES

            Accrued expenses consisted of the following at April 30, 1998 and 1997:

                                                       1998              1997
                                                    --------          --------
                Accrued warranty expense            $ 55,000            22,663
                Accrued executive compensation        22,500                --
                Accrued professional fees                 --             6,700
                Other accrued expenses                11,363             8,766
                                                    --------          --------
                                                    $ 88,863          $ 38,129
                                                    --------          --------

    (4)     STOCK OPTION PLAN

            On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan"), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorizes the issuance of up to 500,000 shares of common stock.



            On March 5, 1998, 100,000 and 25,000 shares were granted to the Company's Vice Presidents at an option price of $2.6875. The stock option exercise price was the fair value at the date of the grant, which was determined from the closing paid price of the Company's stock on the NASD Bulletin Board on March 5, 1998. The stock options are exercisable upon the date of grant, extending over the period of three years. The options have not been exercised through the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

================================================================================


RESULTS OF OPERATION
--------------------

Three months Ended April 30, 1998 Compared to three Months Ended April 30, 1997

For the quarter ended April 30, 1998, the Company realized a net loss of $(16,317) compared to a net income of $ 13,255 for the quarter ended April 30, 1997. This difference is attributed to the fact that in the 1998 period, the Company has increased its investment in engineering and related New Product Sales and Marketing expenses of $30,205 in preparation for several new product introductions planned in the current fiscal year.

Net sales for the current fiscal year 1998 period were $40,380 or 20% higher than last year's comparable period, $246,367 in the current period versus $205,987 in the comparable 1997 period. This increase is the result of a positive introduction of the Freedom headset to the fast-food market. In addition, the current performance represents an improvement of 33% in total units shipped over the same comparable period. All revenues for the period February 1, 1998 through April 30, 1998 period are the result of direct and distribution sales of the ProCom IV, ConForm and Freedom headsets. In addition, the Company's distribution net revenues and unit volumes continue to increase as a percentage of total net sales from 17% to 20% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focusing on other targeted markets.

The Company maintained its gross profit of approximately 68.7% in the current period. This achieved target is the result of the Company's commitment to keep production costs at a minimum. In addition, the Company reduced its direct labor requirements and yet increased its production capacity from further improvements to the production process. Inventories have increased to $308,284 versus $222,288 in the comparable 1997 period in preparation for the shift of production to the newer headsets planned for introduction in the 3rd and 4th quarters of fiscal year 1998. This increase allows for the Company to support the current and planned demand for the ProCom IV, Freedom and ConForm headsets while not increasing short-term production expenses. Further investments in new production equipment last fiscal year are expected to improve this production capacity in the current fiscal year along with showing improvements in the quality of finished product. SG&A expenses increased 39% or $52,705 over the comparable period, $188,361 versus $135,656 in the comparable 1997 period. The increase is due primarily to additional investments in Research & Development in the potential creation of the Company's first wireless product expected to be introduced to the market in the fourth quarter of the current fiscal year and increased Sales and Marketing to support additional telemarketing and promotional expenses related to the Freedom market introduction. All other expenses have maintained at the 1997 spending levels. Investments in SG&A will be made as each new product is introduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

================================================================================

RESULTS OF OPERATION
--------------------

Six months Ended April 30, 1998 Compared to three Months Ended April 30, 1997

For the six months ended April 30, 1998, the Company realized a net loss of $(26,845) compared to a net loss of $ (20,054) for the period ended April 30, 1997.

Net sales for the current fiscal year 1998 period were $102,067 or 26% higher than last year's comparable period, $491,959 in the current period versus $389,892 in the comparable 1997 period. This increase is the result of a positive introduction of the Freedom headset to the fast-food market. In addition, the current performance represents an improvement of 33% in total units shipped over the same comparable period. All revenues for the period November 1, 1997 through April 30, 1998 period are the result of direct and distribution sales of the ProCom IV, ConForm and Freedom headsets. In addition, the Company's distribution net revenues and unit volumes continue to increase as a percentage of total net sales from 15% to 25% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focusing on other targeted markets. The Company will also introduce a new product to the telephone market called the APEX. It is will be formally introduced in the third fiscal quarter of 1998. Market tests have proved to be exceptional in both concept and design. The Company will be distributing this product worldwide beginning in the third quarter of the current fiscal year. The Company has delayed market introduction for the Trinity headset and amplifier which are scheduled for market introduction in the 4th quarter of fiscal year 1998.

The Company maintained its gross profit of approximately 70% in the current period. This achieved target is the result of the Company's commitment to keep production costs at a minimum. In addition, the Company reduced its direct labor requirements and yet increased its production capacity from further improvements to the production process. Inventories have increased to $308,284 versus $222,288 in the comparable 1997 period in preparation for the shift of production to the newer headsets planned for introduction in the 3rd and 4th quarters of fiscal year 1998. This increase allows for the Company to support the current and planned demand for the ProCom IV, Freedom and ConForm headsets while not increasing short-term production expenses. Further investments in new production equipment last fiscal year are expected to improve this production capacity in the current fiscal year along with showing improvements in the quality of finished product. SG&A expenses increased 27% or $82,166 over the comparable period, $381,303 versus $299,137 in the comparable 1997 period. The increase is due primarily to additional investments in Research & Development, in the potential creation of the Company's first wireless product expected to be introduced to the market in the fourth quarter of the current fiscal year and increased Sales and Marketing to support additional telemarketing and promotional expenses related to the Freedom market introduction. In addition to expenses of $8,000 incurred from attending and promoting the Company at the McDonald's International Trade Show. All other expenses have maintained at the 1997 spending levels. Investments in SG&A will be made as each new product is introduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

================================================================================

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's current ratio (current assets to current liabilities) was 9.25 to
1.00 at April 30, 1998 as compared to 16.96 to 1.00 at April 30, 1997. At April 30, 1998, the Company's current assets exceeded its current liabilities by approximately $933,953.

The Company intends to use the cash it generates from operations and the net proceeds from prior private sales of common stock to increase it share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity, although there are presently no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive the annual salary of a maximum of $90,000 ( as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pretax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures.

PART II - OTHER INFORMATION

       (a)      Exhibits

                 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 1998.


                                                PRO TECH COMMUNICATIONS, INC.
                                                                (registrant)

                                                BY: /s/  Keith Larkin
                                                    ----------------------------
                                                    Keith Larkin, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/ Keith Larkin                   President, Treasurer                        June 12, 1998
--------------------------         and Chairman of the Board
Keith Larkin                       (Principal Executive, Financial
                                   and Accounting Officer)



/s/ Kenneth Campbell               Director, Secretary                         June 12, 1998
--------------------------         and Vice President of
Kenneth Campbell                   Operations

