Form 10QSB
period 1998-07-31
PRO TECH COMMUNICATIONS INC
filed 1998-09-14
CIK 945481

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period July 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          PROTECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                           59-3281593
-------------------------------                        ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                     Number of Shares Outstanding
                                                    on September 14, 1998
Common stock, Par Value $.001 Per Share
                                                            4,254,000

Transitional Small Business Disclosure Format:      Yes [ ]  No [X]

                          PROTECH COMMUNICATIONS, INC.

                                     Index

                                                                         Page
Part I             Financial Information

         Item 1    Financial Statements

                   Balance Sheets at July 31, 1998
                   and 1997 (Unaudited)                                    3

                   Statements of Operations
                   for the Three months ended July 31,
                   1998 and 1997 (Unaudited)                               4

                   Statements of Operations
                   for the Nine months ended July 31,
                   1998 and 1997 (Unaudited)                               5

                   Statements of Cash Flows
                   for the Nine months ended July 31,
                   1998 and 1997 (Unaudited)                               6

                   Notes to Financial Statements
                   (Unaudited)                                             7

         Item 2    Management's Discussion and Analysis or
                   Plan of Operation                                       9

Part II            OTHER INFORMATION

                   Exhibit 27 Financial Data Schedule
                   (for SEC use only)


SIGNATURES                                                                12

                          ProTech Communications, Inc.
                                 Balance Sheets
                         July 31, 1998 and July 31, 1997
                                   (unaudited)

                                                                               (unaudited)      (unaudited)
                                                                                  1998             1997
                                                                               ----------       ---------
                                          Assets
   Current Assets:
               Cash and cash equivalents                                       $  175,562         159,501
               Short-term Investments                                             257,936         412,700
               Accounts receivable less allowance for doubtful
               accounts of $12,095 and $9,141 in 1998 and 1997,
               respectively                                                       306,196         202,115
               Inventory (Note 2)                                                 308,795         197,362
               Deposits being held (Note 3)                                             0          50,000
               Due from officers and employees                                     33,815          28,997
               Other current assets                                                 7,103           7,447
                                                                               ----------       ---------
                            Total current assets                                1,089,407       1,058,122

               Net property and equipment                                         189,952         149,206
                                                                               ----------       ---------
   Total Assets                                                                $1,279,359       1,207,328
                                                                               ==========       =========

                            Liabilities and Stockholders' Equity

   Current Liabilities:
               Accounts payable                                                    30,177          12,432
               Accrued expenses (Note 4)                                          112,120          42,703
                                                                               ----------       ---------
                            Total current liabilities                             142,297          55,135


   Stockholder's Equity:
               Common Stock, $.001 par value, authorized 10,000,000
               shares, issued and outstanding 4,254,000                             4,254           4,254
               Additional Paid in Capital                                       1,122,018       1,082,068
               Retained Earnings                                                   10,790          85,871
                                                                               ----------       ---------

               Total Stockholders' Equity                                       1,137,062       1,152,193
                                                                               ----------       ---------
                                                                               $1,279,359       1,207,328
                                                                               ==========       =========





See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
               Three months ended July 31, 1998 and July 31, 1997
                                   (unaudited)

                                                                 (unaudited)     (unaudited)
                                                                    1998             1997
                                                                 ----------       ---------

Net Sales                                                        $  320,721         277,986

Cost of Goods Sold                                                  112,891          87,891
                                                                 ----------       ---------

               Gross Profit                                         207,830         190,095

Selling, general and administrative expenses                        206,275         146,882
                                                                 ----------       ---------

               Income from operations                                 1,555          43,213

Other income (expense):
               Interest income                                        3,632           5,600
                                                                 ----------       ---------

                     Income before income taxes                       5,187          48,813

Income taxes                                                              0           6,327
                                                                 ----------       ---------
                     Net income                                  $    5,187          42,486
                                                                 ----------       ---------

Income per common share:
               Basic                                             $     0.00            0.01
               Diluted                                           $     0.00            0.01

Average common shares outstanding                                 4,254,000       4,058,444
                                                                 ==========       =========



                          ProTech Communications, Inc.
                            Statements of Operations
               Nine months ended July 31, 1998 and July 31, 1997
                                   (unaudited)

                                                                      (unaudited)         (unaudited)
                                                                          1998                1997
                                                                       -----------         ---------

Net Sales                                                              $   812,680           661,513

Cost of Goods Sold                                                         261,271           208,961
                                                                       -----------         ---------

               Gross Profit                                                551,409           452,552

Selling, general and administrative expenses                               586,327           442,000
                                                                       -----------         ---------

               (Loss) income from operations                               (34,918)           10,552

Other income (expense):
               Interest income                                              14,511            18,207
                                                                       -----------         ---------

                            (Loss) income before income taxes              (20,407)           28,759

Income taxes                                                                     0             6,327
                                                                       -----------         ---------
                            Net (loss) income                          $   (20,407)           22,432
                                                                       -----------         ---------

Income per common share:
               Basic                                                   $      0.00              0.01
               Diluted                                                 $      0.00              0.01

Average common shares outstanding                                        4,254,000         4,058,444
                                                                       ===========         =========


                          Pro Tech Communications, Inc.
                            Statements of Cash Flows
            For the Nine months ended July 31, 1998 and July 31, 1997
                                   (unaudited)

                                                                                      (unaudited)     (unaudited)
                                                                                         1998              1997
                                                                                       ---------        --------

Cash Flows from operating activities:
             Cash received from the sale of merchandise                                $ 556,870         626,474
             Cash paid to vendors and employees                                         (689,904)       (746,800)
             Interest received                                                            14,510          18,207
                                                                                       ---------        --------
                          Net cash used by operating activities                         (118,524)       (102,119)
                                                                                       ---------        --------

Cash flows from investing activities
             Purchase of short-term investments                                               --        (115,425)
             Purchase of property and equipment                                          (62,241)        (40,790)

                          Net cash used in investing activities                          (62,241)       (156,425)
                                                                                       ---------        --------

Cash flows from financing activities:
             Proceeds from issuance of common stock                                           --         118,405
                          Net cash provided by financing activities                            0         118,405
                                                                                       ---------        --------

                          Net (decrease) in cash and cash equivalents                   (180,765)       (139,929)

Cash and cash equivalents at the beginning of period                                     356,327         299,430
                                                                                       ---------        --------

Cash and cash equivalents at the end of period                                           175,562         159,501
                                                                                       ---------        --------

Reconciliation of net income (loss) to net cash used by operating activities:
Net income (loss)                                                                      $ (20,407)         22,432
                                                                                       ---------        --------

Adjustments to reconcile net income (loss) to net cash used by operating activities:
             Depreciation and amortization                                                27,689          20,464
             Increase in accounts receivable                                             (75,442)        (46,655)
             Decrease of employee accounts receivable                                      1,603           5,659
             Increase in inventory                                                      (148,186)        (20,326)
             Increase (decrease) in accounts payable                                       7,438         (41,820)
             Increase (decrease) in accrued expenses                                      53,185          (2,786)
             Decrease (increase) in other assets                                          35,596         (39,087)
                                                                                       ---------        --------
                          Total adjustments                                              (98,117)       (124,551)
                                                                                       ---------        --------

                          Net cash used by operating activities                        $(118,524)       (102,119)
                                                                                       =========        ========




See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.
                         Notes to Financial Statements

                             July 31, 1998 and 1997
                                  (unaudited)


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

(B)   Accounting Policies

      In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1998 and the results of operations and cash flows for the nine months ended July 31, 1998. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1997.

(C)   Income (Loss) Per Share

      In February 1997, the FASB issued Statement No. 128, Earnings Per Share (Statement 128), which establishes two methods for computing earnings per share: basic and diluted. Basic and diluted earnings per share replaces primary and fully-diluted earnings per share prescribed by APB No. 15. Statement 128 is effective for years ending after December 15, 1997 and, as prescribed by Statement 128, the Company has reported income (loss) per share for the nine months ended July 31, 1998 and 1997 in accordance with this new statement.

      The Company's stock options and stock purchase warrants outstanding during 1998 and 1997 would be considered dilutive potential common shares under Statement 128. However, such dilutive potential shares have not been included in the computation of diluted income (loss) per share since those shares are considered antidilutive as a result of the Company's net loss for the nine months ended July 31, 1998.

(2)   Inventory

      Inventory at July 31, 1998 and 1997 consists of the following:


                                           1998         1997
                                         --------      --------
          Raw materials                  $169,942        61,311
          Work in process                  68,006        63,163
          Finished goods                   70,847        72,888
                                         --------      --------
                                         $308,795      $197,362
                                         ========      ========

(3)   Deposits Being Held

      As of July 31, 1997 the Company was in preliminary stages of considering the acquisition of a U.S. electronics manufacturer. In this regard, an investment banking firm was retained to advise the Company in connection with this acquisition. The Company paid the firm $50,000 for its services. Subsequently, such negotiations were terminated.



(4)   Accrued Expenses

      Accrued expenses consisted of the following at July 31, 1998 and 1997:


                                                     1998           1997
                                                   --------       -------
          Accrued warranty expense                 $ 55,000        22,663
          Accrued executive compensation             22,500            --
          Accrued professional fees                  25,000         6,700
          Other accrued expenses                      9,620        13,340
                                                   --------       -------

                                                   $112,120        42,703
                                                   ========       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================



RESULTS OF OPERATION

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

For the quarter ended July 31, 1998, the Company realized net income of $5,187 compared to a net income of $ 42,486 for the quarter ended July 31, 1997. This difference is attributed to the fact that in the 1998 period, the Company has increased its investment in engineering and related new hire production expenses of $27,890 in preparation for several new product introductions planned in the current fiscal year.

Net sales for the current fiscal year 1998 period were $42,735 or 15% higher than last year's comparable period, $320,721 in the current period versus $277,986 in the comparable 1997 period. This increase is the result of a positive introduction of the Freedom headset to the fast-food market. In addition, the current performance represents an improvement of 24% in total units shipped over the same comparable period. All revenues for the period May 1, 1998 through July 31, 1998 period are the result of direct and distribution sales of the ProCom IV, ConForm and Freedom headsets. In addition, the Company's distribution net revenues and unit volumes continue to increase as a percentage of total net sales from 14% for the quarter ended July 31, 1997 to 18% for the quarter ended July 31, 1998. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus on other targeted markets.

Gross profit decreased to approximately 65% in the current period versus 68% in the comparable 1997 period. This reduction is the result of the Company's preparation for new product introductions planned in the fourth quarter of fiscal year 1998. Inventories have increased to $308,795 versus $197,362 in the comparable 1997 period in preparation for the shift of production to the newer headsets planned for introduction in the fourth quarter of fiscal year 1998 and the second quarter of fiscal year 1999. This increase allows for the Company to support the current and planned demand for the ProCom IV, Freedom and ConForm headsets while not increasing short-term production expenses. SG&A expenses increased 40% or $59,393 over the comparable period, $206,275 versus $146,882 in the comparable 1997 period. The increase is primarily due to accrued professional fees of $25,000 and related legal fees of $2,592 as a result of a mediated settlement with the Company's previous public relations firm. The remainder of the increase is from additional investments in research and development in the potential creation of the Company's first wireless product expected to be introduced to the market in the second quarter of the next fiscal year. All other expenses have been maintained at the 1997 spending levels. Investments in SG&A will be made as each new product is introduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================



RESULTS OF OPERATION

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997


For the nine months ended July 31, 1998, the Company realized a net loss of $(20,407) compared to net income of $22,432 for the period ended July 31, 1997.

Net sales for the current fiscal period were $151,167 or 23% higher than last year's comparable period, $812,680 in the current period versus $661,513 in the comparable 1997 period. This increase is the result of a positive introduction of the Freedom headset to the fast-food market. In addition, the current performance represents an improvement of 25% in total units shipped over the same comparable period. All revenues for the period November 1, 1997 through July 31, 1998 period are the result of direct and distribution sales of the ProCom IV, ConForm and Freedom headsets. In addition, the Company's distribution net revenues and unit volumes continue to increase as a percent to total net sales from 12% in the comparable prior nine month period to 18% for the nine month period ended July 31, 1998. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus on other targeted markets. The Company will also introduce a new product to the telephone market called the APEX. It will be formally introduced in the fourth fiscal quarter of 1998. Market tests have proved to be exceptional in both concept and design. The Company will be distributing this product worldwide beginning in the fourth quarter of the current fiscal year. The Company has delayed market introduction for the Trinity headset and amplifier which are scheduled for market introduction in the second quarter of fiscal year 1999.

The Company maintained its gross profit of approximately 68% in the current period with the comparable 1997 period. This achieved target is the result of the Company's commitment to keep production costs at a minimum. In addition, the Company has maintained its raw material expenses at 1997 spending levels from an aggressive purchasing and cost control policy. The Company has also increased its production capacity from further improvements to the production process. Inventories have increased to $308,795 versus $197,362 in the comparable 1997 period in preparation for the shift of production to the newer headsets planned for introduction in the 4th quarter of fiscal year 1998 and the second quarter of fiscal year 1999. This increase allows for the Company to support the current and planned demand for the ProCom IV, Freedom and ConForm headsets while not increasing short-term production expenses. Further investments in new production equipment last fiscal year are expected to improve this production capacity in the current fiscal year along with showing improvements in the quality of finished product. SG&A expenses increased 33% or $144,327 over the comparable period, $586,327 versus $442,000 in the comparable 1997 period. The increase is due primarily to additional investments in Research and Development, in the potential creation of the Company's first wireless product expected to be introduced to the market in the second quarter of fiscal year 1999 and an increase in Sales and Marketing to support additional telemarketing and promotional expenses related to the Freedom market introduction. All other expenses have maintained at the 1997 spending levels. Investments in SG&A will be made as each new product is introduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION (CONTINUED)

================================================================================



LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 7.66 to
1.00 at July 31, 1998 as compared to 19.19 to 1.00 at July 31, 1997. At July 31, 1998, the Company's current assets exceeded its current liabilities by approximately $947,110.

The Company intends to use the cash it generates from operations and the net proceeds from the prior private sales of common stock to increase it share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity, although there are presently no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

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


PART II - OTHER INFORMATION

       (a)     Exhibits

               27    Financial Data Schedule (for SEC use only)

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 1998.

                                             PRO TECH COMMUNICATIONS, INC.
                                                              (registrant)


                                             By: /s/  Keith Larkin
                                                 ------------------------------
                                                 Keith Larkin, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signature                           Title                                       Date
---------                           -----                                       ----
/s/ Keith Larkin             President, Treasurer                        September 14, 1998
-----------------------      and Chairman of the Board
Keith Larkin                 (Principal Executive, Financial
                             and Accounting Officer)


/s/ Richard Hennessey        Director, Secretary                         September 14, 1998
-----------------------      and Vice President of
Richard Hennessey            Marketing

