Form 10KSB40
period 1998-10-31
PRO TECH COMMUNICATIONS INC
filed 1999-01-29
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         PRO TECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                        59-3281593
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)


             3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 464-5100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (check One): Yes [ ]  No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant's revenues for its most recent fiscal year: $1,142,482

As of January 29, 1999, the aggregate market value of shares of the registrant's voting stock (based upon the average bid and asked price of such stock as reported by the NASDAQ System of $0.50) held by non-affiliates of the registrant was approximately $2,127,000. For the purposes of this computation, all executive officers, directors and persons who beneficially own more than five percent of the registrant's securities are deemed affiliates. Such determination should not be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of January 29, 1999, there were 4,254,000 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: Yes

TABLE OF CONTENTS
Form 10-K
Item Number


PART I
     1.  Description of Business .....................................................  1
     2.  Description of Property .....................................................  5
     3.  Legal Proceedings ...........................................................  5
     4.  Submission of Matters to a Vote of Security Holders .........................  5

PART II

     5.  Market for Common Equity and
         Related Stockholder Matters .................................................  6
     6.  Management's Discussion and
         Analysis or Plan of Operation ...............................................  7
     7.  Financial Statements ........................................................ F-1
     8.  Changes in and Disagreements with Accountants................................ F-1

PART III

     9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act ................................................... 10
     10. Executive Compensation ...................................................... 11
     11. Security Ownership of Certain Beneficial Owners
         and Management .............................................................. 12
     12. Certain Relationships and Related Transactions .............................. 12
     13. Exhibits and Reports on Form 8-K ............................................ 13



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

The Company presently designs, develops, manufactures and markets lightweight telecommunications headsets employing what the Company believes are new concepts in advanced light weight design and marketing strategies involving the sale of the Company's product directly to the commercial headset market as a replacement for its competitors' products. The Company presently manufacturers and markets its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of two other headsets for the telephone user market, which includes telephone operating companies, government agencies, business offices, and professional telephone centers. The Company delayed its product introduction six months due to changes made in the final design and consequently will commence testing on the Trinity (PRODUCTS) and will introduce the APEX in the second quarter of 1998. The Company plans to introduce several versions of these telephone headsets in the second quarter of this fiscal year. In addition, the Company plans on introducing several new products this fiscal year through marketing agreements and joint ventures with certain strategic partners. The Company's business strategy is to continually offer lightweight headsets and telephony products that employ cutting edge sound technologies with an emphasis on price/performance.

In addition, the Company will continue to concentrate its efforts on the production of that portion of the telephone headset that the user wears. There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second, the electronic amplifier is relatively more complex, time consuming and costly to produce as its requires many Component variations to interface with the wide variety of telephone systems in the market. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, the Company presently has out-sourced the first of several amplifiers engineered to the Company's specifications.

The Company will also continue to concentrate its efforts on the production and distribution of new headset designs having the capability of connecting to and interfacing with various electronic amplifiers and telephone systems currently in use. In addition, the Company has adopted a co-engineering product development strategy through the use of joint engineering agreements with companies with complimentary engineering patents. The Company projects that this change strategy will greatly increase the product development cycle while offering far superior products to its customers. At the current date there are no signed agreements in place.

The Company has continued to make substantial investments in technology and had incurred development costs with respect to engineering prototypes, pre-production models and field testing of several new products. Management believes that the Company's investment in technology will result in the improvement of the functionality, speed and cost of components products.

INDUSTRY BACKGROUND

The lightweight telephone headset industry commenced in 1961 when Plantronics, Inc.("Plantronics"), a company founded by Keith Larkin, the Company's President, Treasurer and Chairman of the Board, began marketing and selling the first lightweight telephone headset under a patent issued to Mr. Larkin. Mr. Larkin remained with Plantronics until May 1967, at which time Plantronics was the principal manufacturer of lightweight telephone headsets in the world, and its products were standard on the National Aeronautics and Space Administration's Mercury, Gemini, and Apollo moon flights. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS." Today, Plantronics is the world's largest lightweight telephone headset manufacturer, with approximately $230 million of net sales for the 1998 fiscal year.

The Company estimates that sales of lightweight telephone headsets exceeded $500 million in 1998 as per an Internal Marketing Study, with the market dominated by two companies - Plantronics and GN Netcom. The product lines of these companies, generally share similar configurations and are marketed at higher prices than the products offered by the Company.

Designed specifically for air traffic controllers and other aerospace applications, the first headsets were intended as a replacement for the heavy, bulky headsets in use. While lightweight telephone headsets continue to be used for such purposes, today telephone headsets are predominantly used as a substitute to telephone handsets used by a wide variety of users, including telephone operating companies and telephone call centers (such as airline reservations, catalog sales and credit collection operations) and to a lessor extent, by business persons and other professionals whose occupations require extensive, though not constant, use of the telephone. In comparison to speakerphones, telephone headsets provide greater communications clarity and security. The Company believes that these advantages will lead to increased demand for telephone headsets.

Telephone headsets also have commercial applications, primarily two-way radio communication systems, such as those used by fast food attendants to communicate with patrons and other personnel. Personal computer applications for telephone headsets include audio input and output via voice command, voice dictation and integrated voice telephone functions.

PRODUCTS

THE PROCOM. The Company's initial entry into the lightweight fast-food headset market is the "ProCom." Weighing less than 2 ounces, the ProCom is worn by users over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom, which connects to the ProCom's microphone. The ProCom headset connects to the wireless belt-pack system with the use of several various plug types offered by the wireless belt-pack providers sold in many fast-food franchises around the world. See "DESCRIPTION OF BUSINESS - Competition." The Company is presently selling the ProCom to distributors at prices ranging from $28.00 to $49.00 per headset, and the product is sold by the Company to retailers for $54.00 per headset.

THE FREEDOM. The Freedom is an adaptation of the ProCom headset to allow for it to be worn without a headband. Through the use of a Company engineered clip, this headset attaches to the standard hat or visor being worn in the fast-food franchise. The electronics in the Freedom are virtually the same as the ProCom headset providing the same market acceptance. Through its own research, the Company found the need for user comfort from the use of headsets over very long time periods. The Company introduced this product in April 1998.

THE APEX. The Company has renamed the ASTRA headset and intends to introduce the APEX headset for sale in the second quarter of 1999. After conducting its own market research, the Company determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result, the Company designed the APEX to incorporate both of these features, which should enhance the Company's ability to market the product to cellular, personal computer and small office telephone users. The Company plans to offer the headset version first with the interchangeable version later in the current fiscal year. The APEX is a commercial adaptation of the headset that the Company has designed for use by the National Aeronautics and Space Administration ("NASA"). The Boeing Company ("Boeing") is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The Company was chosen by Boeing as a supplier of telephone headsets for NASA projects after the Company provided Boeing with product specifications which met NASA's requirements for the product. Boeing also subjected the Company's product to various tests in order to ensure that the product would function under conditions for space travel. See "DESCRIPTION OF BUSINESS - Marketing and Sales.

The APEX is a smaller design of the Trinity, with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user for the headset thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear. The Company presently intends to sell the APEX to distributors at prices ranging from $28.00 to $49.00 per headset, and this product is planned to be sold by the Company to retailers for $54.00 per headset.

THE A-10 AMPLIFIER. The A-10 amplifier is the first in a series of multi-line amplifiers being offered with each of the Company's headsets. It is designed for the SOHO market (small office/home office) and has been engineered to work with over 90% of all existing phone systems in the world. The size is very small and engineered to plug and play with most phone systems.

THE TRINITY. The Trinity has been designed for users in noisy environments. The Company is currently in the process of developing the Trinity for manufacture and sale. The Company anticipates completing the development of the product by the first quarter of the 1999 calendar year. Unlike other headsets currently available, the Trinity will employ a light (1/2 ounce) "acoustical ear cup" which completely surrounds the users' ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which the Company believes will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only headsets available to users operating in noisy office environments. The Trinity headset can be worn in one of two mounting methods: (i) over the ear (without a headband) by means of a contoured ear piece inserted within the acoustical ear cup for positioning on either the left or right ear; or (ii) over the head, by means of a detachable headband which can support either one or two earcups. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufactures. The Company presently intends to sell the Trinity to distributors at prices ranging from $40.00 to $54.00 per headset, and the product is planned to be sold by the Company to retailers for $68.00 per headset.

The disparity in price between the cost to distributors and retailers for each product described in this section is primarily a result of a shifting of direct selling expenses from the Company to distributors. These expenses average approximately $10.26 of the individual unit retail price, have been accepted by distributors in return for a lower average purchase price. The Company offers lower prices for its products to distributors who purchase certain quantities of products to increase sales and gain market share for the Company's products.

MARKETING AND SALES

The Company presently intends to market its product primarily through its officers and staff, utilizing industry contacts and calling upon potential purchasers. The Company plans on supplementing the marketing efforts of its employees by using electronic commerce from the Company's web site along with independent sales representatives and strategic marketing agreements.

The Company markets and will continue to market its headsets directly to the commercial headset market as a replacement for its competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. The Company has entered into a non-binding business relationship agreement with McDonald Corporation ("McDonald") which allows the Company to sell its products on a non-exclusive basis to McDonald franchises and company-owned restaurants. Initial test sales to McDonald and its franchisees by the Company totaled $424,300 in 1994, which included sales over 8,000 headsets to more than 3,500 McDonald restaurants. These numbers increased to over 18,600 headset sales to more than 7,000 restaurants during fiscal year 1995 and 29,736 headset sales to more than 8,000 restaurants during fiscal year 1998. The sale of the Company's products to McDonald-owned restaurants and franchisee restaurants represented approximately 21% and 17% of the Company's net sales for the fiscal year 1997 and fiscal 1998, respectively.

As the Company expands, it will direct its marketing and sales efforts at: (i) telephone operating companies; (ii) telephone system manufacturers; (iii) personal computer manufacturers; and (iv) government agencies. In addition; manufacturers of new telephone systems and other telecommunication equipment that utilize headsets have been targeted by the Company as a developing market for telephone headsets. The Company will also supplement the above strategies with joint ventures and marketing agreements with Companies with complimentary technologies. Although the Company presently intends to attempt to sell its products to several large telephone users, there can be no assurance that the Company will be successful in such efforts. Another potential large volume purchaser of headsets are manufacturers of personal computers, especially when headsets become a standard telephone accessory. In addition, the Company plans to market its products to government agencies. The Company's headset has been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in space travel. To date, the Company has had $5,515 of sales to Boeing for two prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and manufacturer, especially with in the telephone industry.

Finally, the Company's directed marketing and sales efforts will be supplemented by the distribution of the Company's products through established channels of distribution. These include: (i) specialized headset distributors that derive a majority of their revenues from the sale of headsets to both end users, and, to a lessor extent, resellers; and (ii) large electronic wholesalers that offer hundreds of products, including headsets. It is anticipated that a majority of sales of the Company's headsets to commercial users such as credit card companies and airlines will be through such distributors.

MANUFACTURING

The Company purchases the components for its headsets from four suppliers in the Far East and 12 in the United States, who produce the components to the Company's specification based upon the molds designed by the Company. The firms that supply 90% of the component parts of the Company's products are Whitney Blake Company of Vermont, Inc., Bellows Falls, Vermont; Primo Microphones Inc., McKenny, Texas; Globe Electronic Plug Connector, Inc., Taiwan; Chen Shing Spring Co., Ltd., Taiwan, and Fine Acoustics Company, Ltd., Korea. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies. Since such manufacturing occurs prior to the receipt of purchase orders, the Company maintains an inventory of finished headsets as well as components. At October 31, 1998 and 1997, the amount of the Company's inventory was $245,610 and $160,609 respectively. The increase in inventory is attributed to two factors. First; the Company benefited from an individual headset component price reduction for larger purchases made from its suppliers. Second, the additional component parts purchased will be interchangeable on both of the new headsets planned for market introduction later in fiscal year 1999.

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

COMPETITION

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies who manufacture telephone headsets, each of which possesses greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, the world's largest manufacturer of lightweight telephone headset. The Company estimates Plantronics share of the market to be 65% in North America and 60% worldwide and reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $200 million for the fiscal year 1997. Other competitors include GN Netcom, Inc. and Hello Direct. This past year, GN NetCom, Inc. purchased both UNEX Corporation and ACS Wireless in an attempt to grow its market share through acquisitions. ACS Wireless was founded by Mr. Larkin and the Company believes ACS Wireless previously retained a market share of approximately 15%. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS."

The Company believes that in selecting telephone headsets, user primarily consider price, product quality, reliability, product design and features, and warranty terms. The Company believes that its headsets are superior in design and construction and substantially lower in price than the models currently available from the Company's competitors. No assurances can be given, however, that the Company's products will be perceived by users and distributors as providing a competitive advantage over competing headsets. In addition, no assurance can be given that competing technologies will not become available which are superior, less costly or marketed by better known companies. Also, certain customers may prefer to do business with companies with substantially greater resources than the Company.

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

PROPRIETARY PROTECTION

The Company does not presently own any patents for any of its products or technologies. Under the employment agreement of Keith Larkin, the Company's President, Treasurer, and Chairman of the Board. Mr. Larkin has, however, transferred to the Company any and all patentable rights he may have in the ProCom, Trinity, Freedom and the APEX, and any feature thereof, as well as all patent rights Mr. Larkin may conceive in the course of his employment with the Company. See "EXECUTIVE COMPENSATION - Employment Agreement." The Company intends to seek patent protection on its inventions at the appropriate time in the future. The process of seeking patent protection can be lengthly and expensive, and there can be no assurance that patents will issue from any applications filed by the Company or that any patent issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.

Certain of the Company's employees involved in engineering and technical programs will be required to enter into confidentially agreements as a condition of employment. The Company does not currently own any registered trademarks, although the Company intends to file trademark applications in the future with respect to distinguishing marks.

Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during 1998 and 1997 was $40,815 and $21,400, respectively.

EMPLOYEES

The Company currently has 13 full-time employees and 3 part-time employees, including 3 persons in management, 4 persons in administration, 4 persons in marketing and 5 persons in assembly and production. The Company intends to hire up to 3 additional employees within calendar year 1999, 1 of whom will work in production, 2 in marketing. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive, sales and manufacturing offices occupy approximately 3,200 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida 34946, pursuant to two leases expiring on November 30, 1998. The Company also has the option of renewing the leases expiring November 1999 for an additional one-year period on the same terms and conditions. The monthly rental rate will increase by approximately $100.00 per month. The Company's aggregate monthly rent under both leases is $1,644.25. The Company considers its rental space adequate for its present operations, and believes additional space is available near its present location, if needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON

EQUITY AND OTHER SHAREHOLDER MATTERS

The Common stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board on March 22, 1996. The Company's stock is currently being traded under the symbol "PCTU". The following table sets forth the average high and low bid prices of the Common Stock as reported by the NASD's Electronic Bulletin Board for each of the fiscal quarters during which the common stock has been traded.

Year ended

         OCTOBER 31, 1998           HIGH              LOW
         ----------------           ----              ---

         First Quarter              $4.49            $4.20
         Second Quarter             $2.86            $2.60
         Third Quarter              $0.97            $0.94
         Fourth Quarter             $0.36            $0.26

Year ended

         OCTOBER 31, 1997           HIGH              LOW
         ----------------           ----              ---

         First Quarter              $5.75            $0.875
         Second Quarter             $6.375           $3.50
         Third Quarter              $5.50            $2.875
         Fourth Quarter             $6.6875          $2.875

         Source of information, Dreyfus Brokerage Services, Inc.

         The market quotation reflects inter-dealer prices, without retail mark-up, markdown, or commission and may not represent an actual transaction.

         As of January 25, 1999, there were 47 record holders of the Common stock.

         On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of Directors, Officers, Employees and Consultants to the Company. This plan authorized the issuance of up to 500,000 shares of common stock. On August 4, 1998, 200,000 were granted to its officers, of which 150,000 were offered to Mr. Richard Hennessey, Director, Secretary and Vice President of Marketing of which 50,000 options can be immediately exercised at an exercised price of $.375 per share. The remainder would be vested over a two-year period. Mr. Kenneth Campbell, Vice President of Operations options can be immediately exercised at an exercise price of $.375 per share. An additional 100,000 option shares were offered to the Company's 13 full time employees at an exercise price of $.375 per share. These shares are immediately exerciseable. The stock option exercise price was the fair market value of a share of common stock at the date of the grant.

         The Company has not declared a cash dividend on its outstanding Common Stock since its incorporation in October 1994 and does not anticipate declaring a cash dividend in the reasonable foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1998 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1997:

         For the year ended October 31, 1998, the Company realized a net loss of $(223,416) compared to a net loss of $(12,241) for the year ended October 31, 1997. This difference is attributed to the following adjustments: (1) an additional accrued warranty expense of approximately $97,000, (2) the write-off of $36,062 owed to the Company from the closing of the Company's investment banker firm under retainer, (3) a one time charge of approximately $50,000 to the Company's production dept. as a result of a product re-call (4) the payment of $25,000 due to the result of a mediated settlement with the Company's public relations firm.

         Net sales for the year ended October 31, 1998 totaled $1,142,482 versus $996,993 representing an increase of $145,489 or 14.6% over last year. The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of fiscal year 1998, the Company sold a total of 29,673 headsets, as compared to 24,779 headsets in the previous year. This difference represents an increase in sales of 4,894 headsets or 19.7% more than the comparable twelve month period. Net unit sales of the ProCom headset increased 8% primarily from the expansion of sales into international markets. Consistent with the Company's objectives, the indirect distribution channel accounted for 64% of net revenues and 74% unit volumes versus 63% of net revenues and 70% of unit volumes in the comparable 1997 period. Sales from the Freedom headset, an adaptation of the ProCom headset, increased to 10% of sales as the fast-food market as this headset begins to receive market acceptance.

         Gross margin percent decreased 8% to 58% versus 66% in comparable 1997 period partially as a result of the above mentioned non-recurring recall expense of approximately $50,000. The Company has since received customer assurances of the acceptance of the changes made in the product recall. Selling, general and administrative expenses for the fiscal year were $882,385 versus $698,785 in the comparable 1997 period. This increase was the result of several factors.
First, the Company incurred a $97,000 charge in accrued warranty expense to support the continual increase in sales of its products and warranty activity. Second, the Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. The Company intends to and is currently reviewing the feasibility of adapting new sound technologies into its current and all future products. The adaptation may result in several alliances with companies that have these patented technologies. Although this is the Company's intention there is no formal agreements in place and no assurances that that they will occur in the future. Finally, the Company has increased its investment in marketing and advertising expenses to support the introduction of several new products in fiscal year 1999. In addition, in fiscal year 1997, an unaffiliated investment banking firm was retained in order to proceed with the structuring of a potential purchase of another business. The acquisition did not occur therefore requiring the balance of the retainer, $36,062 to be repaid to the Company. The firm did not honor its agreement and in fiscal year 1998 announced that it closed its business. The Company, consequently assumed this loss.

         The Company generated interest income of $24,719 for fiscal year 1998 as compared to $28,688 for the comparable 1997 year. The interest income resulted from the Company's investment of the net proceeds from the 1996 private placement of securities into short-term certificates of deposits.

YEAR 2000 COMPLIANCE

         Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computers and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. The Company's products do not address or utilize dates in their operation, and, accordingly, the Company's products should not fail due to the year 2000 problem. However, the Company uses and depends on information technology systems (including business information computer systems and design and manufacturing computer systems) and other machinery and equipment that includes embedded date sensitive technology. The Company also depends on the proper functioning of date sensitive electronic systems of third parties, such as customers and suppliers. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations. The Company is undertaking efforts to ensure that its business systems and those of our suppliers and customers are compliant with the requirements of the year 2000. However, the Company's year 2000 program may not be effective or the Company may not be able to implement it in a timely and cost-effective manner. Our year 2000 efforts may not, therefore, ensure against disruptions caused by the approach or advent of the year 2000. The year 2000 problem is potentially very widespread, and it is not possible to determine all the potential risks that the Company may face. The Company's inability to remedy its own year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdowns, financial loss, regulatory actions, harm to the Company's reputation and exposure to liability.

         The Company believes the cost of administering its Year 2000 Compliance program will not have a material adverse impact on future earnings. However, potential costs and uncertainties associated with any Year 2000 Compliance program depend on a number of factors, including software, hardware and the nature of the industry in which the Company and its suppliers operate. In addition, companies must coordinate with other entities with which they electronically interact, such as customers, suppliers, financial institutions, etc. The Company estimates that potential costs will not exceed $100,000. The Company has incurred $2,000 in fiscal year 1998 costs in administering year 2000 compliance.

         Although the Company's evaluation of its systems is still in process, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. After a survey of its suppliers, the Company has determined that there are no material Year 2000 Compliance supplier issues. The Company is currently implementing a survey to its customers to determine if material Year 2000 Compliance issues exist. Although unlikely, such potential problems remain a possibility and could have a material adverse impact on the Company's future results. The Company estimates completion of the evaluation process by June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The current ratio (current assets to current liabilities) of the Company was 4.45 to 1.00 at October 31,1998, as compared to 13.20 to 1.00 for the same comparable 1997 fiscal year. At October 31, 1998, the Company's current assets exceeded its current liabilities by approximately $724,769.

         During the fiscal year ended October 31, 1998 and thereafter, the Company has funded its working capital requirements with cash flow from operations. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private offering of equity, or a joint venture with a strategic partner although there are no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive an annual salary of a maximum of $90,000 (as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pre-tax income equal to at least 20% of the Company's annual sales. In all other cases, the Board of Directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. See "EXECUTIVE COMPENSATION-Employment Agreement."

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information with respect to the executive officers and directors of the Company:

          NAME                  AGE       POSITION WITH THE COMPANY
          ----                  ---       -------------------------

          Keith Larkin          75       Chairman of the Board, President and
                                         Treasurer

          Rich Hennessey        39       Director, Secretary and Vice President


          Kenneth Campbell      57       Vice President of Operations

Keith Larkin is the founder, Chairman of the Board, President and Treasurer of the Company. Mr. Larkin's 30 year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 1995 of approximately $170 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership which he managed as general partner. Pro Tech Systems was formed to design, manufacture, and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the Company in November 1994, Mr. Larkin became the Chairman of the Board, President and Treasurer of the Company, positions which he has held until this time.

Richard Hennessey joined the Company as Director of Marketing in August 1995 and was appointed Vice President-Marketing on June 10, 1996. On August 4, 1998 Mr. Hennessey was appointed to Secretary and Director of the Company. From 1982 through 1984, Mr. Hennessey was a salesman with the computer sales division of Lanier Business Products located in Boston, Massachusetts. From 1984 through April 1994, Mr. Hennessey held various new venture sales and sales management positions with Digital Equipment Corporation ("Digital"). From January 1995 until Mr. Hennessey joined the Company, he was engaged in voluntary missionary work.

Kenneth Campbell has held the position of Vice President-Operations, Secretary, and a director of the Company since November 9, 1994. On August 4, 1998, Mr. Campbell resigned as Secretary and Director to the Company. As Vice President-Operations, Mr. Campbell is responsible for all aspects of manufacturing including materials management, production, quality control, and all related accounting. From 1967 through 1979, he served as the President of the Boathouse of Lexington, Inc., a corporation dealing in a line of pleasure boats manufactured by the Sea-Ray Corporation. From 1980 through 1989, Mr. Campbell owned several retail businesses specializing in consumer product sales, including Campbell Distributors, Inc. and Campbell & Associates of Fort Pierce, Florida. Mr. Campbell was employed as a real estate broker for Prudential Real Estate in 1990/1991 and as a sales manager for Pace Homes, Inc. and Versa Development, Inc. from 1992 to 1993.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership in the Company's Common Stock. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 31, 1998, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below is certain information concerning the compensation paid to the Company's chief executive officer for the fiscal year ended October 31, 1998. No other executive officer of the Company received compensation in excess of $100,000 for such fiscal year.

SUMMARY COMPENSATION TABLE

The following table provides the cash and other compensation paid or accrued by the Company to its chief executive officer for the fiscal years ended October 31, 1998, 1997 and 1996:

                         ANNUAL COMPENSATION                        LONG TERM COMPENSATION

                                                                    SECURITIES
                                                        RESTRICTED  UNDERLYING
                                  OTHER      ANNUAL       STOCK       STOCK        LTIP     ALL OTHER
NAME/POSITION   YEAR     SALARY   BONUS   COMPENSATION    AWARDS      OPTIONS      PAYOUTS  COMPENSATIONS
-------------   ----     ------   -----   ------------  ----------  -----------    -------  -------------

KEITH LARKIN    1998    $45,000     0          0             0           0            0           0

                1997    $42,500

                1996    $42,500                                      540,000


*For a description of such stock options, see "EXECUTIVE COMPENSATION - Stock
 Option Plan."

EMPLOYMENT AGREEMENT

Effective December 9, 1994, Keith Larkin entered into a five-year amended and restated employment agreement with the Company, pursuant to which he has the duties of President and Treasurer of the Company and has a right to receive an annual salary of up to $90,000, which may increase each year by an amount not less than the percentage increase in the United States Consumer Price Index. Under the agreement, Mr. Larkin will only be entitled to receive an annual salary of $90,000 if the Company generates annual sales for a fiscal year of $2 million and has pre-tax income equal to at least 20% of the Company's annual sales. In all cases, the Board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures. As part of the consideration Mr. Larkin provided to the Company in exchange for the Company's obligations under the employment agreement, Mr. Larkin assigned all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceived during the five years prior to the date of the agreement. This provision covers the patent rights, if any, associated with the ProCom, Trinity and Freedom lightweight telephone headsets. During the year ended October 31, 1998, the Company's President was paid a salary in cash of $30,000. In addition the Company recorded compensation expense of $15,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the President to the Company.

The Company does not have written employment agreements with Kenneth Campbell or Richard Hennessey. During each of the fiscal years ended October 31, 1998, 1997 and 1996 Mr. Campbell received a salary of $45,000, $40,000 and $40,000 respectively and Mr. Hennessey received a salary of $51,000 and $45,000 and $31,733 respectively.

Messrs. Larkin and Hennessey did not receive any additional compensation for serving as the directors of the Company.

STOCK OPTION PLAN

On April 15, 1996, the Board of Directors of the Company adopted the Company's 1996 Stock Option Plan (the "Plan"). The Plan provides for the grant by the Company of options to purchase up to an aggregate of 590,000 of the Company's authorized but unissued shares of Common Stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to officers, directors, consultants, and other persons rendering services to the Company.

The purposes of the Plan are to provide incentive to employees, including officers, directors and consultants of the Company, to encourage such persons to remain in the employ of the Company and to attract to the Company persons of experience and ability. The Plan terminates on April 15, 2006.

Options granted under the Plan may be either incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended ("incentive options"), or options that do not qualify as incentive options ("nonqualified options"). The exercise price of incentive options must be at least equal to the fair market value of the shares of Common Stock on the date of grant; provided, however, that the exercise price of any incentive option granted to any person who, at the time of the grant of the option, owns stock aggregating 10% or more of the total combined voting power of the Company or any parent or subsidiary of the Company ("Ten Percent Shareholder"), must not be less 110% of the fair market value.

On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out in 1996. The stock options are exercisable upon the grant date, extending over a period of three years. Prior to November 1, 1997, the Company had issued options to purchase 200,000 shares of common stock at $0.60 per share.

During 1997, the Company received $25,000 upon issuance of 50,000 shares of common stock upon the exercise of 50,000 options by the Company's officers and $140,000 upon the issuance of 240,000 shares of common stock to others.

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers, employees and consultants to the Company. The plan authorized the issuance of up to 500,000 shares of common stock. On August 4, 1998, 200,000 were granted to its officers, of which 150,000 were offered to Mr. Richard Hennessey, Director, Secretary and Vice President of Marketing, of which 50,000 options shares can be immediately exercised at an exercised price of $.375 per share. The remainder would be vested over a two-year period. The options granted to Mr. Kenneth Campbell, Vice President of Operations, can be immediately exercised at an exercise price of $.375 per share. An additional 100,000 option shares were granted to the Company's 13 full time employees at an exercise price of $.375 per share. These shares are immediately exercisable. The stock option exercise price was the fair market value of a share of common stock at the date of the grant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The financial statements and notes thereto are included herein beginning at page F-1.

(a) 1. Index to Financial Statements                                    Page

         Report of Independent Certified Public Accountants             F-1

     Balance Sheets for the years
     ended October 31, 1998 and 1997                                    F-2

     Statements of Operations for the years
     ended October 31, 1998 and 1997                                    F-3

     Statements of Stockholder's Equity for the years
     ended October 31, 1998 and 1997                                    F-4

     Statements of Cash Flows for the years
            October 31, 1998 and 1997                                   F-5

         Notes to Financial Statements                                  F-6

(a) 2.  Exhibit

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

          3.2   By-Laws of the Company.*

         10.1 Amended and Restated Employment Agreement, dated as of December 9, 1994, between the Company and Keith Larkin**(1)

         10.2   The company's 1996 Stock Option plan.*(1)

         10.3 Stock Option, dated April 15, 1996, issued by the Company to Keith Larkin.*(1)

         10.4 Lease, dated December 1, 1998, between the Company and Karen Development Co.*(1)

         10.5   Promissory Note, dated August 2, 1998, in favor of the
                Company.(1)

         10.6   The Company's 1998 Stock Option Plan.*(1)

         10.7 Stock Option, dated August 4, 1998, issued by the Company to Richard Hennessey.*(1)

         10.8 Stock Option, dated August 4, 1998, issued by the Company to Kenneth Campbell.*(1)

         27     Financial Data Schedule (for SEC use only)

  (b) No reports on From 8-k were filed by the Company during the last quarter of the period covered by this Report.


   * Incorporated by reference to the initial filing with the SEC of the Company's Form 10-SB on July 5, 1996.
  **     Incorporated by reference to Amendment No. 1 to the Company's
         Form 10-SB which was filed with the Commission on October 4, 1996.
 *(1)    Denotes a management contract or compensatory plan or arrangement.

                          Independent Auditors' Report
--------------------------------------------------------------------------------


THE BOARD OF DIRECTORS

Pro Tech Communications, Inc.:

We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of October 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/ Morgan, Jacoby, Thurn & Associates, P.A.
                                    --------------------------------------------

Vero Beach, Florida
December 16, 1998

                          PRO TECH COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                            OCTOBER 31, 1998 AND 1997


                                                                                       1998              1997
                                                                                       ----              ----
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                     $   198,797           356,327
     Short-term investments                                                            254,545           257,936
     Accounts receivable less allowance for doubtful accounts of $14,868
        in 1998 and $12,095 in 1997                                                    200,235           230,754
     Inventory (note 2)                                                                245,610           160,609
     Due from officers and employees (note 9)                                           14,591            35,418
     Other current assets                                                               20,836            37,088
                                                                                   -----------       -----------
           Total current assets                                                        934,614         1,078,132

Net property and equipment (note 3)                                                    181,269           155,400
Due from officer (note 9)                                                               42,860                --
Other assets                                                                               155             5,611
                                                                                   -----------       -----------
                                                                                   $ 1,158,898         1,239,143
                                                                                   -----------       -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                                   36,380            22,739
     Accrued expenses (note 4)                                                         173,465            58,935
                                                                                   -----------       -----------
           Total current liabilities                                                   209,845            81,674

Stockholders' equity (notes 5 and 6):
     Common stock, $.001 par value, authorized 10,000,000 shares, issued
        and outstanding 4,254,000                                                        4,254             4,254
     Additional paid-in capital                                                      1,137,018         1,122,018
     Retained earnings (deficit)                                                      (192,219)           31,197
                                                                                   -----------       -----------
           Total stockholders' equity                                                  949,053         1,157,469

Commitments (note 7)
                                                                                   -----------       -----------
                                                                                   $ 1,158,898         1,239,143
                                                                                   -----------       -----------



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                             STATEMENT OF OPERATIONS

                      YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                           1998              1997
                                                       -----------       -----------
Net sales                                              $ 1,142,482           996,993

Cost of goods sold                                         470,450           333,755
                                                       -----------       -----------

           Gross profit                                    672,032           663,238

Selling, general and administrative expenses               882,385           698,785
Provision for doubtful accounts                             38,835             3,924
                                                       -----------       -----------

           Loss from operations                           (249,188)          (39,471)

Other income (expense):
     Interest income                                        24,719            28,688
     Miscellaneous income                                       89                58
     Loss on disposal of fixed assets                           --            (1,116)
                                                       -----------       -----------
           Loss before income taxes                       (224,380)          (11,841)

Income tax expense (benefit) (note 8)                         (964)              400
                                                       -----------       -----------
           Net loss                                    $  (223,416)          (12,241)
                                                       -----------       -----------

Basic loss per common share                            $     (0.05)            (0.00)
                                                       -----------       -----------
Weighted average shares outstanding                      4,254,000         4,122,795
                                                       -----------       -----------


See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                                               ADDITIONAL       RETAINED
                                                                                PAID-IN         EARNINGS
                                                              COMMON STOCK      CAPITAL         (DEFICIT)         TOTAL
                                                              ------------     ----------      ----------       ----------
Balance, October 31, 1996                                      $    3,964         963,953          43,438        1,011,355

Issuance of 290,000 shares of common stock
     (notes 5 and 6) (net of issue costs of $46,645)                  290         118,065              --          118,355
Executive compensation contributed by an officer
     (note 5)                                                          --          40,000              --           40,000

Net loss                                                               --              --         (12,241)         (12,241)
                                                               ----------      ----------      ----------       ----------
Balance, October 31, 1997                                           4,254       1,122,018          31,197        1,157,469

Executive compensation contributed by an officer
     (note 5)                                                          --          15,000              --           15,000

Net loss                                                               --              --        (223,416)        (223,416)
                                                               ----------      ----------      ----------       ----------
Balance, October 31, 1998                                      $    4,254       1,137,018        (192,219)         949,053
                                                               ----------      ----------      ----------       ----------

See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                      YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                                                   1998              1997
                                                                               -----------       -----------
Cash flows from operating activities:
     Cash received from sale of merchandise                                    $ 1,219,426           907,839
     Cash paid to employees and vendors                                         (1,340,569)         (980,148)
     Interest received                                                              24,719            28,688
                                                                               -----------       -----------

           Net cash used by operating activities                                   (96,424)          (43,621)
                                                                               -----------       -----------

Cash flows from investing activities:
     Purchase of short-term investments                                           (523,905)         (260,764)
     Proceeds on maturity of short-term investments                                527,296           300,103
     Purchase of property and equipment                                            (64,497)          (57,176)
                                                                               -----------       -----------

           Net cash used by investing activities                                   (61,106)          (17,837)
                                                                               -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                             --           118,355
                                                                               -----------       -----------

           Net cash provided by financing activities                                    --           118,355
                                                                               -----------       -----------

           Net increase (decrease) in cash and cash equivalents

                                                                                  (157,530)           56,897

Cash and cash equivalents at beginning of year                                     356,327           299,430
                                                                               -----------       -----------

Cash and cash equivalents at end of year                                       $   198,797           356,327
                                                                               ===========       ===========

Reconciliation of net loss to net cash used by operating activities:

Net loss                                                                          (223,416)          (12,241)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                  38,783            29,695
     Allowance for doubtful accounts                                                 2,773             2,954
     Loss on disposal of fixed assets                                                   --             1,116
     Executive compensation contributed by an officer                               15,000            40,000
     (Increase) decrease in accounts receivable                                     27,746           (78,248)
     (Increase) decrease in inventory                                              (85,001)           15,838
     Increase in receivables from officers and employees                           (22,033)             (762)
     (Increase) decrease in other assets                                            21,553           (24,494)
      Increase (decrease) in accounts payable                                       13,641           (30,924)
     Increase in accrued expenses                                                  114,530            13,445
                                                                               -----------       -----------
           Total adjustments                                                       126,992           (31,380)
                                                                               -----------       -----------

           Net cash used by operating activities                               $   (96,424)          (43,621)
                                                                               ===========       ===========



See accompanying notes to financial statements.

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

         (c)      SHORT-TERM INVESTMENTS

                Short-term investments consist of certificates of deposit with maturities in excess of three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, such investments are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

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

         (h)      ADVERTISING

                The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs approximated $43,143 and $20,817 for the years ended October 31, 1998 and 1997, respectively, and were included in selling, general and administrative expenses in the accompanying statements of operations.

         (i)      RESEARCH AND DEVELOPMENT

                Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during 1998 and 1997 was $40,815 and $21,400, respectively.

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

         (l)      LOSS PER SHARE

                Earnings per share is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No 128, which became effective for years ending after December 15, 1997. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock options and stock warrants) outstanding during the year. Diluted loss per share was antidilutive due to the net loss generated by the Company during 1998 and 1997 and is therefore not reported.

         (m)      STOCK OPTIONS

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

         (n)      LONG-LIVED ASSETS

                The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ending October 31, 1998 and 1997.

         (o)      NEW PRONOUNCEMENTS

                In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). As of October 31, 1998, the Company had no components considered to be other comprehensive income.

                In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131), which establishes new standards for the way enterprises disclose information about operating segments. Statement 131 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company).

                In February 1998, the FASB issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Statement 132), which revises and standardizes certain disclosures regarding pension and postretirement benefit plans. Statement 132 does not modify the measurement or recognition of those plans. Statement 132 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). As of October 31, 1998, the Company had no such plans.

                In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement 133 requires recognizing derivatives as assets or liabilities at fair value and defines certain conditions when such derivatives may be considered hedges. Statement 133 is effective for fiscal years beginning after June 15, 1999 (fiscal year 2000 for the Company). As of October 31, 1998, the Company had no such derivatives.

                The Company does not expect these new pronouncements will have a significant impact on the reporting of its financial results.

(2)    INVENTORY

       Inventory at October 31, 1998 and 1997 consists of the following:

                                         1998          1997
                                       --------      --------
                  Raw materials        $150,627        63,802
                  Work in process        54,133        25,451
                  Finished goods         40,850        71,356
                                       --------      --------

                                       $245,610       160,609
                                       ========      ========

(3)    NET PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at October 31, 1998 and 1997:

                                                       1998           1997
                                                     --------      --------

                  Production molds                   $176,553       121,845
                  Office equipment                     60,509        56,158
                  Production equipment                 35,049        29,611
                  Leasehold improvements               10,174        10,174
                  Vehicles                              5,557         5,557
                  Marketing displays                    5,430         5,430
                                                     --------      --------

                     Total cost                       293,272       228,775
                  Less accumulated depreciation       112,003        73,375
                                                     --------      --------

                     Total                           $181,269       155,400
                                                     ========      ========

       Total depreciation expense was $38,628 and $29,540 for the years ended October 31, 1998 and 1997, respectively.

(4)    ACCRUED EXPENSES

       Accrued expenses consisted of the following at October 31, 1998 and 1997:

                                                  1998           1997
                                                --------      --------
                  Accrued warranty expense      $152,503        55,000
                  Other accrued expenses          20,962         3,935
                                                --------      --------

                                                $173,465        58,935
                                                ========      ========
(5)    CAPITAL STOCK

       At October 31, 1998 and 1997, $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

       Prior to November 1997, the Company had issued warrants to purchase 600,000 shares of common stock at $1.50 per share. In December 1996, the Company issued warrants to purchase 400,000 shares of common stock at $1.50 per share.

       During fiscal year 1997, the Company filed Form SB-2 which allowed the Company to sell an additional 1,000,000 shares of common stock at $5.25 per share. The filing also registered the common stock underlying the 1,000,000 outstanding warrants and 830,000 outstanding stock options (note 6). As of October 31, 1998 no additional shares were sold as a result of the offering. However, during the year ended 1997, 200,000 options were exercised at a price of $0.60 per share and 90,000 options were exercised at a price of $0.50 per share. Total proceeds generated, net of related issue costs of $46,645, were $118,355. During November 1997, in accordance with the 1997 registration statement, all outstanding warrants were terminated.

       The following table summarizes warrants to purchase common stock:

                                                      1998                      1997
                                             -----------------------   -----------------------
                                                             WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE
                                              SHARES          PRICE      SHARES          PRICE
                                             ---------      --------   ---------      --------
Warrants outstanding, beginning of year      1,000,000      $   1.50     600,000      $   1.50

Warrants granted                                    --         --        400,000          1.50

Warrants terminated                          1,000,000          1.50          --            --
                                             ---------      --------   ---------      --------


Warrants outstanding and exercisable,
  end of year                                      --       $    --    1,000,000      $   1.50
                                             =========      =======    =========      ========

       During the year ended October 31, 1998, the Company's president was paid a salary in cash of $30,000. In addition, the Company recorded compensation expense of $15,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the president to the Company.

       During the year ended October 31, 1997, the Company's president was paid a salary in cash of $2,500. In addition, the Company recorded compensation expense of $40,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the president to the Company.

(6)    STOCK OPTION PLAN

       On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorized the issuance of up to 590,000 shares of common stock. On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out in 1996. The stock options are exercisable upon the grant date, extending over a period of three years.

       Prior to November 1, 1997, the Company had issued options to purchase 200,000 shares of common stock at $0.60 per share.

       During 1997, the Company received $25,000 upon issuance of 50,000 shares of common stock upon the exercise of 50,000 options by the Company's officers and $140,000 upon the issuance of 240,000 shares of common stock to others.

       On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers, employees and consultants to the Company. This plan authorized the issuance of up to 500,000 shares of common stock. On August 4, 1998, 200,000 and 100,000 shares were granted to the Company's officers and employees, respectively, at an option price of $.375 per share. The stock option exercise price was the fair market value of a share of common stock at the date of the grant. Options to purchase 150,000 shares of common stock vest and are exercisable as follows: 50,000 immediately; 50,000 on August 4, 1999; and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three year period from the date of vesting.

       The following table summarizes stock option activity:

                                                                 1998                     1997
                                                       -----------------------  -----------------------
                                                                      Weighted                 Weighted
                                                                       Average                 Average
                                                                      Exercise                 Exercise
                                                       Shares          Price     Shares         Price
                                                       -------      ----------  --------       --------
               Options outstanding, beginning of
                 year                                  540,000      $    0.500   830,000       $   0.52

               Options granted                         300,000           0.375        --             --
               Options exercised                            --              --  (290,000)         (0.57)
                                                      --------      ----------  --------       --------
               Options outstanding, end of year        840,000      $    0.455   540,000       $   0.50
                                                      ========      ==========  ========       ========

               Options exercisable, end of year        740,000      $    0.466   540,000       $   0.50
                                                      ========      ==========  ========       ========



       As of October 31, 1998, the Company's outstanding stock options have exercise prices ranging from $0.375 to $0.50 and a weighted average remaining contractual life of approximately 1.4 years.

       No compensation expense was recorded during 1998 for the options issued to the Company's officers and employees, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                         1998                1997
                                    -------------       ------------
            Net loss:

               As reported          $    (223,416)           (12,241)
                                    =============       ============
               Pro forma            $    (278,280)           (12,241)
                                    =============       ============

            Loss per share:

               As reported          $       (0.05)             (0.00)
                                    =============       ============
               Pro forma            $       (0.06)             (0.00)
                                    =============       ============

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 5.45%; and, expected lives of three years.

(7)    OPERATING LEASES

       The Company leases office and production facilities under operating leases expiring November 30, 1998. On December 1, 1998, the Company extended those leases to November 30, 1999. The Company also leases office equipment under operating leases expiring through the year 2001. Future minimum lease payments for such noncancelable leases, considering the subsequent extensions of the lease terms, are as follows:

                      1999                                      $ 24,465
                      2000                                         6,413
                      2001                                         2,656
                                                                --------

                      Total                                     $ 33,534
                                                                ========

       Rent expense under lease agreements totaled $24,637 and $21,979 for fiscal year 1998 and 1997, respectively.


(8)    INCOME TAXES

       Income tax expense (benefit) consist of:

                                CURRENT       DEFERRED        TOTAL
                                -------       --------       -------
               1998:

                   Federal      $(6,264)        3,800        (2,464)
                   State             --         1,500         1,500
                                -------       -------       -------

                                $(6,264)        5,300          (964)
                                =======       =======       =======

               1997:

                   Federal      $ 1,500        (1,000)          500
                   State            300          (400)         (100)
                                -------       -------       -------

                                $ 1,800        (1,400)          400
                                =======       =======       =======

       The actual expense (benefit) differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes as follows:

                                                                           1998            1997
                                                                         --------       --------
               Computed "expected" tax benefit                           $(75,961)        (4,030)
               Increase (reduction) in income taxes resulting from:
                     Effect of graduated tax rates                         19,411           (700)
                     Increase in valuation reserve                         35,700             --
                     Net operating loss not currently utilizable           14,890             --
                     Nondeductible expenses                                 4,996
                     Nondeductible costs of potential acquisition              --          4,740
                     Other, net                                                --            390
                                                                         --------       --------

                                                                         $   (964)           400
                                                                         ========       ========




       The exercise of stock options which have been granted under the Company's 1996 Stock Option Plan (see note 6) gave rise to compensation totaling $225,000 which is includable in the taxable income of the employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with APB 25, such compensation is not recognized as an expense for financial reporting purposes. The related tax benefits will be reflected as contributions to additional paid-in capital in the periods in which the compensation deduction is utilized by the Company and, in accordance with APB 25 and Statement 109, such compensation deductions are not considered to be temporary differences. Such deductions have not been utilized by the Company due to the net operating loss generated in 1998.

       The Company has a net operating loss carryforward for federal and state income tax purposes amounting to $265,000 and $340,000, respectively, which expire in the year 2018.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                             1998         1997
                                                                                           -------      -------
               Accounts receivable principally due to allowance for doubtful accounts      $ 2,900        2,400
               Accrued warranty expense                                                     30,000       10,800
               Net operating loss carryforwards                                             11,800           --
                                                                                           -------      -------
                                                                                            44,700       13,200

               Less valuation allowance                                                     35,700           --
                                                                                           -------      -------

                     Total deferred tax assets                                               9,000       13,200

               Plant and equipment principally due to differences in depreciation            9,000        7,900
                                                                                           -------      -------

                     Total deferred tax liabilities                                          9,000        7,900
                                                                                           -------      -------

                     Net deferred taxes                                                    $    --        5,300
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

(9)    RELATED PARTY TRANSACTIONS

       During fiscal year 1996, the Company loaned $28,882 to its President. Outstanding principal and interest, at 15% per annum, were due August 2, 1998. During fiscal year 1998, the Company loaned an additional $3,650 to its President, which is due October 31, 2000, with interest at 5% per annum. The Company also modified the first note to bear interest at 5% after August 2, 1998 and extended the due date to August 2, 2003. Outstanding principal and interest amounted to $42,860 and $34,282 as of October 31, 1998 and 1997, respectively.

       The Company also loaned to its Vice President $3,500 during 1996, with interest at 15% per annum. This loan was repaid during 1997.

       The Company has entered into an employment agreement with its President expiring December 9, 1999. The agreement provides for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. The President is eligible for the maximum annual salary during a given year only if the Company generates annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. If at any time during the Company's fiscal year the Board of Directors determines the Company will not meet minimum requirements noted above, the Board shall determine the President's compensation for that year, taking into account the Company's projected financial performance and needs for that year. (See note 5.)

(10)   MAJOR CUSTOMERS

       For 1998 and 1997, approximately 17% and 21%, respectively, of all sales were to McDonald's Restaurant franchises.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1999.



                                                 PRO TECH COMMUNICATIONS, INC.

                                                                    (REGISTRANT)

                                                 By: /s/  Keith Larkin
                                                     -------------------------
                                                     Keith Larkin, President



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                 Title                              Date

/s/ Keith Larkin                    President, Treasurer               January 29, 1999
---------------------------         and Chairman of the Board
Keith Larkin                        (Principal Executive, Financial
                                    and Accounting Officer)

/s/ Rich Hennessey                  Director, Secretary                January 29, 1999
---------------------------         and Vice President
Rich Hennessey


