Form 10QSB
period 1999-01-31
PRO TECH COMMUNICATIONS INC
filed 1999-03-17
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period January 31, 1999

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

                                  (561)464-5100
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last predictable date:

                                                 Number of Shares Outstanding
                  Class                          on March 15, 1999
                  -----                          ----------------------------
Common stack, Par Value $.001 Per Share                   4,254,000

                          PRO TECH COMMUNICATIONS, INC.

                                      Index

                                                                                        Page
                                                                                        ----
Part I                              Financial Information

         Item 1                     Financial Statements

                                    Balance Sheets at January 31, 1999
                                    and 1998 (Unaudited)                                  3

                                    Statements of Operations
                                    for the Three months ended January 31,
                                    1999 and 1998 (Unaudited)                             4

                                    Statements of Cash Flows
                                    for the Three months ended January 31,
                                    1999 and 1998 (Unaudited)                             5

                                    Notes to Financial Statements
                                    (Unaudited)                                           6

         Item 2                     Management's Discussion and Analysis or
                                    Plan of Operation                                     8

Part II                             OTHER INFORMATION

                                    Exhibit 27 Financial Data Schedule
                                    (for SEC use only)                                    9

SIGNATURES                                                                               11

                          ProTech Communications, Inc.
                                 Balance Sheets
                      January 31, 1999 and January 31, 1998
                                   (unaudited)


                                                                (unaudited)      (unaudited)
                                                                      1999             1998
                                                                      ----             ----
                           ASSETS
Current Assets:
         Cash and cash equivalents                                 $  292,564         237,311
         Short-term Investments                                            --         257,936
         Accounts receivable less allowance for doubtful
          accounts of $14,868 and $12,095 in 1999 and 1998,
          respectively                                                227,745         266,169
         Inventory(Note 2)                                            308,751         266,577
         Due from officers and employees                               42,860          35,418
         Other current assets                                          46,408           7,104
                                                                   ----------      ----------
                  Total current assets                                918,328       1,070,515

         Net property and equipment                                   177,441         180,745

Total Assets                                                       $1,095,769       1,251,260
                                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                              20,427          23,765
         Accrued expenses (Note 3)                                    177,368          79,303
                                                                   ----------      ----------
                  Total current liabilities                           197,795         103,068


Stockholder's Equity:
         Common Stock, $.001 par value, authorized 10,000,000
          shares, issued and outstanding 4,254,000                      4,254           4,254
         Additional Paid in Capital                                 1,137,018       1,122,018
         Retained Earnings                                           (243,298)         21,920
                                                                   ----------      ----------

         Total Stockholders' Equity                                   897,974       1,148,192
                                                                   ----------      ----------
                                                                   $1,095,769       1,251,260
                                                                   ==========      ==========


See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
            Three months ended January 31, 1999 and January 31, 1998
                                   (unaudited)

                                                       (unaudited) (unaudited)
                                                              1999       1998
                                                              ----       ----
Net Sales                                               $  227,745    246,728

Cost of Goods Sold                                          84,249     71,448
                                                        ----------  ---------

         Gross Profit                                      143,496    175,280

Selling, general and administrative expenses               198,948    192,826
                                                        ----------  ---------

         Loss from operations                              (55,452)   (17,546)

Other income (expense):

         Interest income                                     4,373      8,269
                                                        ----------  ---------

                  Loss before income taxes                 (51,079)    (9,277)

Income taxes                                                     0          0

                  Net loss                              $  (51,079)    (9,277)
                                                        ==========  =========
Loss per common share:
         Basic                                          $    (0.01)      0.00

Average common shares outstanding                        4,254,000  4,254,000
                                                        ==========  =========

                          Pro Tech Communications, Inc.
                            Statements of Cash Flows
        For the Three months ended January 31, 1999 and January 31, 1998
                                   (unaudited)

                                                                        (unaudited)     (unaudited)
                                                                              1999            1998
                                                                              ----            ----
Cash Flows from operating activities:
        Cash received from the sale of merchandise                         $ 213,366        247,755
        Cash paid to vendors and employees                                  (378,517)      (340,735)
        Interest received                                                      4,373          8,269
                                                                           ---------      ---------
                Net cash used by operating activities                       (160,778)       (84,711)
                                                                           ---------      ---------

Cash flows from investing activities
        Purchase of short-term investments                                        --             --
        Proceeds on maturity of short-term investments                            --             --
        Purchase of property and equipment                                        --        (34,305)
                Net cash used in investing activities                             --        (34,305)
                                                                           ---------      ---------

Cash flows from financing activities:
        Proceeds from issuance of common stock                                    --             --
                Net cash provided by financing activities                          0              0

                Net (decrease) in cash and cash equivalents                 (160,778)      (119,016)

Cash and cash equivalents at the beginning of period                         453,342        356,327
                                                                           ---------      ---------
Cash and cash equivalents at the end of period                               292,564        237,311
                                                                           =========      =========

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                                                          $ (51,079)        (9,277)
                                                                           ---------      ---------
Adjustments to reconcile net income (loss) to net cash used
        by operating activities:
        Depreciation and amortization                                          8,950          8,960
        Increase in accounts receivable                                      (12,919)       (35,415)
        Decrease of employee accounts receivable                                  --             --
        Increase in inventory                                                (63,141)      (105,968)
        (Decrease) increase in accounts payable                              (15,953)         1,026
        Increase (decrease) in accrued expenses                                3,903         20,368
        Decrease (increase) in other assets                                  (30,539)        35,595
                                                                           ---------      ---------
                Total adjustments                                           (109,699)       (75,434)
                                                                           ---------      ---------
                Net cash used by operating activities                      $(160,778)       (84,711)
                                                                           =========      =========

See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 1999 AND 1998
                                   (UNAUDITED)

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

         (B)    ACCOUNTING POLICIES

                In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1999 and the results of operations and cash flows for the three months ended January 31, 1999. The accompanying interum financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1998.

         (C)    LOSS PER SHARE

                Earnings per share is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No. 128, which became effective for years ending after December 15, 1997. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based on shares of common stock and dilutive potential common stock (Stock Options and Stock Warrants) outstanding during the year. Diluted loss per share was antidilutive due to the net loss generated by the Company during 1999 and 1998 and is therefore not reported.

          (D)   COMPREHENSIVE INCOME

                In June 1997, the FASB issued Statement No. 130, reporting comprehensive income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (Fiscal Year 1999 for the Company). During the three months ended January 31, 1999 and 1998, the Company had no components considered to be other comprehensive income.

         (2)       INVENTORY

                   Inventory at January 31, 1999 and 1998 consists of the following:

                                                   1999             1998
                                                   ----             ----
            Raw materials                        $ 147,017         110,490
            Work in process                         66,249          90,910
            Finished goods                          95,485          65,177
                                                  --------        --------
                                                  $308,751        $266,577
                                                  ========        ========

       (3)       ACCRUED EXPENSES

                 Accrued expenses consisted of the following at January 31, 1999 and 1998:

                                                   1999             1998
                                                   ----             ----
            Accrued warranty expense             $ 156,406          55,000
            Accrued executive compensation               0          22,500
            Accrued professional fees                    0          25,000
            Other accrued expenses                  20,962           9,620
                                                  --------        --------
                                                  $177,368          79,303
                                                  ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

===============================================================================

RESULTS OF OPERATION

Three months Ended January 31, 1999 Compared to three Months Ended January 31, 1998

For the quarter ended January 31, 1999, the Company realized a net loss of $(51,079) compared to a net loss of $(9,277) for the quarter ended January 31, 1998. This difference is attributed to the fact that in the 1999 period, the Company has increased its investment in engineering in preparation for several new product introductions planned in the second quarter of this fiscal year. The Company is near complete in its preparation and transition of resources to support these introductions.

Net sales for the current fiscal year 1999 period were $18,983 or 7.7% lower than last year's comparable period, $227,745 in the current period versus $246,728 in the comparable 1998 period. This decrease is the result of continued competition on the price of each unit causing a reduction in the selling price in addition to a delay in expected purchases from two large customers. The current performance still represents an improvement of 5% in total units shipped over the same comparable period. All revenues for the period November 1, 1998 through January 31, 1999 period are the result of direct and distribution sales of the ProCom IV, ConForm and Freedom headsets. In addition, the Company's distribution net revenues and unit volumes continue to increase as percent to total net sales to 3% and 7% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors in preparation to beginning its market focus to other targeted markets.

Gross profit decreased to approximately 63% in the current period versus 71% in the comparable 1998 period. This decrease is the result of the Company's hiring of short-term production personnel to insure maximum quality control with the Company's first run of new products. The Company expects to move all future production off-shore in order to take advantage of the cost savings. Inventories have also increased to $308,751 versus $266,577 in the comparable 1998 period in preparation for the shift of production to the newer headsets planned for introduction in the 3rd quarter of this fiscal year. This increase allows for the Company to support the current and planned demand for the ProCom IV, Freedom and ConForm headsets and to begin preparations to produce the Company's new products. SG&A expenses increased 3.2% or $6,122 over the comparable period, $198,948 versus $192,526 in the comparable 1998 period. This increase is the result of the Company's decision to maintain current spending levels except R&D investments until the Company's new products are introduced into the market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 4.64 to
1.00 at January 31, 1999 as compared to 10.39 to 1.00 at January 31, 1998. At January 31, 1999, the Company's current assets exceeded its current liabilities by approximately $720,533.

The Company intends to use the cash it generates from operations and the net proceeds from the prior private sales of common stock to increase it share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private offering of equity, although there are presently no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive the annual salary of a maximum of $90,000 ( as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pretax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures.

PART II - OTHER INFORMATION

       (a)      Exhibits

                 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1999.


                                             PRO TECH COMMUNICATIONS, INC.
                                             (REGISTRANT)



                                              By: /s/ Richard Hennessey
                                                  -----------------------------
                                                  Richard Hennessey, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                              Title                                   Date
---------                              -----                                   ----
/s/ Keith Larkin                Treasurer and Chairman of the Board        March 15, 1999
---------------------
Keith Larkin




/s/ Richard Hennessey            President, Secretary                        March 15, 1999
---------------------            (Principal Executive Financial
Richard Hennessey                and Accounting Officer)
