Form 10QSB
period 1999-04-30
PRO TECH COMMUNICATIONS INC
filed 1999-06-14
CIK 945481

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period April 30, 1999

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

                  Class                           Number of Shares Outstanding
                                                  on June 14, 1999

Common Stock, Par Value $.001 Per Share                    4,254,000

                         PROTECH COMMUNICATIONS, INC.

                          Index
                                                                           Page

Part I                   Financial Information

         Item 1          Financial Statements

                         Balance Sheets at April 30, 1999
                         and 1998 (Unaudited)                                3

                         Statements of Operations
                         for the Three months ended April 30,
                         1999 and 1998 (Unaudited)                           4

                         Statements of Operations
                         for the Six months ended April 30,
                         1999 and 1998 (Unaudited)                           5

                         Statements of Cash Flows
                         for the Six months ended April 30,
                         1999 and 1998 (Unaudited)                           6

                         Notes to Financial Statements
                         (Unaudited)                                         7

         Item 2          Management's Discussion and Analysis or
                         Plan of Operation                                   9

Part II                  OTHER INFORMATION

                         OPTION AGREEMENTS

                         Option Agreement Richard Hennessey               10.1

                         Restated Option Agreement Keith Larkin           10.2

                         Exhibit 27 Financial Data Schedule
                         (for SEC use only)

SIGNATURES                                                                  12

                          ProTech Communications, Inc.
                                 Balance Sheets
                       April 30, 1999 and April 30, 1998
                                  (unaudited)


                                                                                        (unaudited)      (unaudited)
                                                                                               1999             1998
                                                                                        -----------      -----------
Current Assets:
               Cash and cash equivalents                                                $   42,025       $  145,847
               Short-term Investments                                                      145,083          257,936
               Accounts receivable less allowance for doubtful
                 accounts of $14,868 and $12,095 in 1999 and 1998,                         263,507          286,415
               Inventory (note 2)                                                          363,657          308,284
               Due from officers and employees                                               1,750           41,500
               Other current assets                                                         19,864            7,103
                                                                                        ----------       ----------
                            Total current assets                                           835,886        1,047,085
               Net property and equipment                                                  177,027          189,122
               Due from officer                                                             42,860               --
                                                                                        ----------       ----------
Total Assets                                                                            $1,055,773       $1,236,207
                                                                                        ==========       ==========

                            Liabilities and Stockholders' Equity

Current Liabilities:
               Accounts payable                                                             34,969           13,469
               Accrued expenses (note 3)                                                   176,249           88,863
                                                                                        ----------       ----------
                            Total current liabilities                                      211,218          104,332

Stockholder's Equity:
               Common Stock, $.001 par value, authorized 10,000,000
               shares, issued and outstanding 4,254,000                                      4,254            4,254
               Additional Paid in Capital                                                1,137,018        1,122,018
               Retained Earnings(deficit)                                                 (296,717)           5,603
                                                                                        ----------       ----------
               Total Stockholders' Equity                                                  844,555        1,131,875
                                                                                        ----------       ----------
                                                                                        $1,055,773       $1,236,207
                                                                                        ==========       ==========




See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
              Three months ended April 30, 1999 and April 30, 1998
                                  (unaudited)


                                                                                        (unaudited)     (unaudited)
                                                                                               1999            1998
                                                                                        -----------     -----------
Net Sales                                                                               $   265,994     $   245,367

Cost of Goods Sold                                                                           99,337          76,933
                                                                                        -----------     -----------

               Gross Profit                                                                 166,657         169,434

Selling, general and administrative expenses                                                222,772         188,361
                                                                                        -----------     -----------

               (Loss) from operations                                                       (56,115)        (18,927)

Other income (expense):
               Interest income                                                                2,696          2,610
                                                                                        -----------     -----------

                            (Loss) before income taxes                                      (53,419)        (16,317)

Income taxes                                                                                     0               0

                            Net (Loss)                                                  $   (53,419)     $  (16,317)
                                                                                        -----------     -----------
Loss per common share:
               Basic                                                                    $     (0.01)     $    (0.00)

Average common shares outstanding                                                         4,254,000       4,254,000
                                                                                        ===========      ==========





See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
               Six months ended April 30, 1999 and April 30,1998
                                  (unaudited)


                                                                                        (unaudited)     (unaudited)
                                                                                               1999            1998
                                                                                        -----------     -----------
Net Sales                                                                               $   497,155     $   491,959

Cost of Goods Sold                                                                          193,076         148,380
                                                                                        -----------     -----------

               Gross Profit                                                                 304,079         343,579

Selling, general and administrative expenses                                                415,646         380,052
                                                                                        -----------     -----------

               Loss from operations                                                        (111,567)        (36,473)

Other income (expense):
               Interest income                                                                7,069         10,879
                                                                                        -----------     -----------

                            Loss before income taxes                                       (104,498)        (25,594)

Income taxes                                                                                      0              0

                            Net loss                                                    $  (104,498)    $   (25,594)
                                                                                        -----------     -----------

Loss per common share:
               Basic                                                                    $     (0.02)    $     (0.00)

Average common shares outstanding                                                         4,254,000       4,254,000
                                                                                        ===========      ==========


See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Cash Flows
           For the Six months ended April 30, 1999 and April 30,1998
                                  (unaudited)


                                                                                        (unaudited)     (unaudited)
                                                                                               1999            1998
                                                                                        -----------     -----------
Cash Flows from operating activities:
             Cash received drom the sale of merchandise                                 $  504,224       $  424,211
             Cash paid to vendors and employees                                           (763,537)        (593,578)
             Interest received                                                               7,069           10,879
                                                                                        ----------       ----------
                         Net cash used by operating activities                            (252,244)        (158,488)
                                                                                        ----------       ----------
Cash flows from investing activities:
             Purchase of short-term investments                                                 --               --
             Proceeds on maturity of short-term investments                                109,462               --
             Purchase of property and equipment                                            (13,990)         (51,992)

                         Net cash provided (used) in investing activities                   95,472          (51,992)
                                                                                        ----------       ----------
Cash flows from financing activities:
                         Net cash provided by financing activities                               0                0
                                                                                        ----------       ----------
                         Net (decrease) in cash and cash equivalents                      (156,772)        (210,480)

Cash and cash equivalents at the beginning of period                                       198,797          356,327
                                                                                        ----------       ----------
Cash and cash equivalents at the end of period                                              42,025          145,847
                                                                                        ==========       ==========
Reconcilliation of net income (loss) to net cash used by operating activities:
Net income (loss)                                                                       $ (104,498)      $  (25,594)
                                                                                        ----------       ----------
Adjustments to reconcile net income (loss) to net cash used by operating activities:
             Depreciation and amortization                                                  18,232           18,270
             Increase in accounts receivable                                               (63,272)         (61,743)
             Decrease of employee accounts receivable                                      (12,841)          (7,535)
             Increase in inventory                                                        (118,047)        (147,675)
             (Decrease) increase in accounts payable                                        (1,411)           1,530
             Increase (decrease) in accrued expenses                                         2,784           29,929
             Decrease (increase) in other assets                                             1,127           34,330
                                                                                        ----------       ----------

                         Total adjustments                                                (147,746)        (132,894)
                                                                                        ----------       ----------
                         Net cash used by operating activities                          $ (252,244)      $ (158,488)
                                                                                        ==========       ==========




See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 1999 AND 1998
                                  (UNAUDITED)

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

         (B)    ACCOUNTING POLICIES

                In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 1999 and the results of operations and cashflows for the six months ended April 30, 1999. The accompanying interum financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1998.

         (C)    LOSS PER SHARE

                Earnings per share is accounted for by using the basic and diluted earnings per share method perscribed by SFAS No. 128, which became effective for years ending after December 15,1997. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock Options and Stock Warrants) outstanding during the year. Diluted loss per share was antidilutive due to the net loss generated by the Company during the 1999 and 1998 periods and is therefore not reported.

         (D)    COMPREHENSIVE INCOME

                In June 1997, the FASB issued Statement No. 130, reporting comprehensive income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (Fiscal Year 1999 for the Company). During the six months ended April 30, 1999 and 1998, the Company had no components considered to be other comprehensive income.

         (2)       INVENTORY

                   Inventory at April 30, 1999 and 1998 consists of the following:

                                                  1999             1998
                                                  ----             ----
            Raw materials                       $102,827         $122,440
            Work in process                      165,308          128,972
            Finished goods                        95,522           56,872
                                                --------         --------
                                                $363,657         $308,284
                                                ========         ========

       (3)              ACCRUED EXPENSES

                 Accrued expenses consisted of the following at April 30, 1999 and 1998:


                                                  1999             1998
                                                  ----             ----
            Accrued warranty expense            $156,406          $55,000
            Accrued executive compensation             0           22,500
            Other accrued expenses                19,843           11,363
                                                --------          -------
                                                $176,249          $88,863
                                                ========          =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 1999.


                                          PROTECH COMMUNICATIONS, INC.
                                          (REGISTRANT)



                                          By: /s/ Richard Hennessey
                                              ---------------------------------
                                                  Richard Hennessey, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                   Title                                      Date
---------                                   -----                                      ----


/s/ Keith Larkin                   Treasurer and Chairman of the Board             June 14, 1999
--------------------------------   (Principal Executive, Financial
Keith Larkin                       and Accounting Officer)



/s/ Richard Hennessey              Director, Secretary                             June 14, 1999
--------------------------------   and President
Richard Hennessey


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

RESULTS OF OPERATION

Three months ended April 30, 1999 compared to three Months Ended April 30, 1998

For the quarter ended April 30, 1999, the Company realized a net loss of $(53,419) compared to a net loss of $(16,317) for the quarter ended April 30, 1998. This difference is attributed to the fact that in the 1999 period, the Company has increased its investment in engineering and marketing in preparation for several new product introductions which occurred this quarter. The Company is also near complete in its transition of resources to support these introductions.

Net sales for the current fiscal year 1999 period were $20,627 or 8.4% higher than last year's comparable period, $265,994 in the current period versus $245,367 in the comparable 1998 period. This increase is the result of a positive introduction of the manager's headset to the fast-food market along with initial sales of the company's new telephone headsets. All revenues for the period February 1, 1999 through April 30, 1999 period are the result of direct and distribution sales of the ProCom IV, ProCom V and manager's headsets. The company expects telephone headset sales to increase dramatically as the impact from direct marketing occurs. The Company's distribution net revenues and unit volumes continue to increase as percent to total net sales to 8% and 10% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors and move its market focus to other targeted markets.

Gross profit decreased to approximately 63% in the current period versus 69% in the comparable 1998 period. This decrease is the result of the Company's hiring of short-term production personnel to insure maximum quality control with the Company's first run of new products. The Company expects to move all future production off-shore in order to take advantage of the cost savings. This change is planned to occur in late Q3 of this fiscal year. Inventories have increased to $363,657 versus $308,284 in the comparable 1998 period in preparation for the shift of production to the newer headsets planned for introduction in the 3rd quarter of this fiscal year. This increase allows for the Company to support the current and planned demand for the existing fast-food headsets provided by the Company and to begin preparations to produce the Company's new products. SG&A expenses increased 24% or $44,411 over the comparable period, $222,772 versus $188,361 in the comparable 1998 period. The increase is primarily due to marketing expenses of $26,789 for new product introductions. The remainder of the increase is from additional investments in Research and Development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================


RESULTS OF OPERATION

Six months ended April 30, 1999 compared to six months ended April 30, 1998

For the six month period ended April 30, 1999, the Company realized a net loss of $(104,498) compared to a net loss of $(25,594) in the same comparable period ended April 30, 1998. This difference is attributed to the fact that in the 1999 period, the Company has increased its investment in engineering and marketing in preparation for several new product introductions which occurred this quarter. The Company is also near complete in its transition of resources to support these introductions.

Net sales for the current fiscal year 1999 period were $5,196 or 1% higher than last year's comparable period, $497,155 in the current period versus $491,959 in the comparable 1998 period. Sales remained flat as a result of the discontinuing of the Freedom headset to the fast-food market and replacing it with the manager's headset. The Company introduced its new telephone products late in this fiscal period and therefore realized very little sales results in this period. The Company expects this result to occur in the next reporting period. All revenues for the period November 1, 1998 through April 30, 1999 period are the result of direct and distribution sales of the ProCom IV, ProCom V and manager's headsets. The company expects telephone headset sales to increase dramatically as the impact from direct marketing occurs. The Company's distribution net revenues and unit volumes continue to increase as percent to total net sales to 10% and 12% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors and move its market focus to other targeted markets.

Gross profit decreased to approximately 61% in the current period versus 70% in the comparable 1998 period. This decrease is the result of the Company's hiring of short-term production personnel to insure maximum quality control with the Company's first run of new products. The expects to move all future production off-shore in order to take advantage of the cost savings. Inventories have increased to $363,657 versus $308,284 in the comparable 1998 period in preparation for the shift of production to the newer headsets planned for introduction in the 3rd quarter of this fiscal year. This increase allows for the Company to support the current and planned demand for the existing fast-food headsets provided by the Company and to begin preparations to produce the Company's new products. SG&A expenses increased 9% or $35,594 over the comparable period, $415,646 versus $380,052 in the comparable 1998 period. The increase is primarily due to marketing expenses for new product introductions. The remainder of the increase is from additional investments in Research and Development.

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 3.95 to
1.00 at April 30, 1999 as compared to 10.04 to 1.00 at April 30, 1998. At April 30, 1999, the Company's current assets exceeded its current liabilities by approximately $624,668.

The Company intends to use the cash it generates from operations and the net proceeds from the prior private sales of common stock to increase it share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity, therefore has retained an investment banking firm to source additional capital. However no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

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

PART II - OTHER INFORMATION

       (a)  Exhibits

            10.1 Stock Option Agreement, dated April 13, 1999, between the Company and Richard Hennessey.

            10.2 Amended and Restated Stock Option Agreement, dated April 13, 1999, between the Company and Keith Larkin.

            27    Financial Data Schedule (for SEC use only)