Form 10QSB
period 1999-07-31
PRO TECH COMMUNICATIONS INC
filed 1999-09-14
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period July 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last predictable date:

                                                 Number of Shares Outstanding
                  Class                             on September 14, 1999
                  -----                          ----------------------------

Common stock, Par Value $.001 Per Share                   4,254,000

                          PRO TECH COMMUNICATIONS, INC.

                                      Index

                                                                          Page
Part I               Financial Information

         Item 1      Financial Statements

                     Balance Sheets at July 31, 1999
                     and 1998 (Unaudited)                                   3

                     Statements of Operations
                     for the Three months ended  July 31,
                     1999 and 1998 (Unaudited)                              4

                     Statements of Operations
                     for the Nine months ended  July 31,
                     1999 and 1998 (Unaudited)                              5


                     Statements of Cash Flows
                     for the Nine months ended July 31,
                     1999 and 1998 (Unaudited)                              6

                     Notes to Financial Statements
                     (Unaudited)                                            7

         Item 2      Management's Discussion and Analysis or
                     Plan of Operation                                      9

Part II              OTHER INFORMATION


                     Exhibit 27 Financial Data Schedule
                     (for SEC use only)

SIGNATURES                                                                 11

                          ProTech Communications, Inc.
                                 Balance Sheets
                         July 31, 1999 and July 31, 1998


                                                                        (unaudited)    (unaudited)
                                                                            1999          1998
                                                                         ---------      ---------
Current Assets:
               Cash and cash equivalents                                $   49,513        175,562
               Short-term Investments                                      147,652        257,936
               Accounts receivable less allowance for doubtful
               accounts of $14,868 and $12,095 in 1999 and 1998            150,716        306,196
               Inventory (note 2)                                          378,715        308,795
               Due from officers and employees                                  --             --
               Other current assets                                         64,474          7,103
                                                                        ----------      ---------
                 Total current assets                                      791,070      1,055,592

               Net property and equipment                                  202,771        189,952
               Due from officer                                             42,860         33,815
                                                                        ----------      ---------

Total Assets                                                            $1,036,701      1,279,359
                                                                        ==========      =========

                 Liabilities and Stockholders' Equity

Current Liabilities:
               Accounts payable                                         $   72,155         30,177
               Accrued expenses (note 3)                                   201,904        112,120
                                                                        ----------      ---------
                 Total current liabilities                                 274,059        142,297


Stockholder's Equity:
               Common Stock, $.001 par value, authorized 10,000,000
               shares, issued and outstanding 4,254,000 and                  4,254          4,254
               Additional Paid in Capital                                1,137,018      1,122,018
               Retained Earnings (deficit)                                (378,630)        10,790
                                                                        ----------      ---------


               Total Stockholders' Equity                                  762,642      1,137,062
                                                                        ----------      ---------

                                                                        $1,036,701      1,279,359
                                                                        ==========      =========


See accompanying notes to financial statements

                          ProTech Communications, Inc.
                            Statements of Operations
               Three months ended July 31, 1999 and July 31, 1998
                                   (unaudited)

                                                            (unaudited)      (unaudited)
                                                                1999            1998
                                                           -----------      -----------
Net Sales                                                  $   269,379          320,721

Cost of Goods Sold                                              95,345          112,891
                                                           -----------      -----------

               Gross Profit                                    174,034          207,830

Selling, general and administrative expenses                   240,364          206,275
                                                           -----------      -----------

               (Loss) from operations                          (66,330)           1,555

Other income (expense):
               Interest income                                   1,699            3,632
                                                           -----------      -----------

                            (Loss) before income taxes         (64,631)           5,187

Income taxes                                                         0                0
                                                           -----------      -----------
                            Net (Loss)                     $   (64,631)           5,187
                                                           ===========      ===========

Loss per common share:
               Basic                                       $     (0.02)           (0.00)

Average common shares outstanding                            4,254,000        4,254,000
                                                           ===========      ===========


                          ProTech Communications, Inc.
                            Statements of Operations
                Nine months ended July 31, 1999 and July 31,1998
                                   (unaudited)


                                                          (unaudited)      (unaudited)
                                                             1999              1998
                                                         -----------      -----------
Net Sales                                                $   769,624      $   812,680

Cost of Goods Sold                                           288,420          261,271
                                                         -----------      -----------

               Gross Profit                                  481,204          551,409

Selling, general and administrative expenses                 676,383          586,327
                                                         -----------      -----------

               Loss from operations                         (195,179)         (34,918)

Other income (expense):
               Interest income                                 8,768           14,511
                                                         -----------      -----------

                            Loss before income taxes        (186,411)         (20,407)

Income taxes                                                       0                0
                                                         -----------      -----------

                            Net loss                     $  (186,411)     $   (20,407)
                                                         ===========      ===========
Loss per common share:
               Basic                                     $     (0.04)     $     (0.00)

Average common shares outstanding                          4,254,000        4,254,000
                                                         ===========      ===========




                          PRO TECH COMMUNICATIONS, INC.
                            Statements of Cash Flows
            For the Nine months ended July 31, 1999 and July 31, 1998
                                   (unaudited)

                                                                                 (unaudited)     (unaudited)
                                                                                     1999           1998
                                                                                 -----------      --------
Cash Flows from operating activities:
              Cash received from the sale of merchandise                         $   830,714       556,870
              Cash paid to vendors and employees                                  (1,045,982)     (689,904)
              Interest received                                                        8,768        14,510
                                                                                 -----------      --------
                          Net cash used by operating activities                     (206,500)     (118,524)
                                                                                 -----------      --------

Cash flows from investing activities:
              Purchase of short-term investments                                          --            --
              Proceeds on maturity of short-term investments                              --            --
              Purchase of property and equipment                                     (49,677)      (62,241)

                          Net cash used in investing activities                      (49,677)      (62,241)
                                                                                 -----------      --------

Cash flows from financing activities:
                          Net cash provided by financing activities                        0             0
                                                                                 -----------      --------

                          Net (decrease) in cash and cash equivalents               (256,177)     (180,765)

Cash and cash equivalents at the beginning of period                                 198,797       356,327
                                                                                 -----------      --------

Cash and cash equivalents at the end of period                                        49,514       175,562
                                                                                 ===========      ========

Reconciliation of net income (loss) to net cash used by operating activities:
Net income (loss)                                                                $  (186,411)      (20,407)
                                                                                 -----------      --------

Adjustments to reconcile net income(loss) to net cash used by operating activities:

              Depreciation and amortization                                           28,175        27,689
              Decrease (increase) in accounts receivable                              64,110       (75,442)
              Decrease of employee accounts receivable                                    --         1,603
              Increase in inventory                                                 (133,105)     (148,186)
              Increase in accounts payable                                            35,775         7,438
              Increase in accrued expenses                                            28,439        53,185
              (Increase) decrease in other assets                                    (43,483)       35,596
                                                                                 -----------      --------

                          Total adjustments                                          (20,089)      (98,117)
                                                                                 -----------      --------

                          Net cash used by operating activities                  $  (206,500)     (118,524)
                                                                                 ===========      ========



See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998
                                   (UNAUDITED)

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

         (B)      ACCOUNTING POLICIES

                  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1999 and the results of operations and cashflows for the nine months ended July 31, 1999. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1998.

         (C)      LOSS PER SHARE

                  Earnings per share is accounted for by using the basic and diluted earnings per share method perscribed by SFAS No. 128, which became effective for years ending after December 15, 1997. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock Options and Stock Warrants) outstanding during the year. Diluted loss per share was antidilutive due to the net loss generated by the Company during the 1999 and 1998 and is therefore not reported.

         (D)      COMPREHENSIVE INCOME

                  In June 1997, the FASB issued Statement No. 130, reporting comprehensive income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (Fiscal Year 1999 for the Company). During the nine months ended July 31, 1999 and 1998, the Company had no components considered to be other comprehensive income.

(2)      INVENTORY

         Inventory at July 31, 1999 and 1998 consists of the following:

                               1999          1998
                             --------     --------
         Raw materials       $131,358      169,942
         Work in process      116,313       68,006
         Finished goods       130,906       70,847
                             --------     --------
                             $378,715     $308,795
                             ========     ========

(3)      ACCRUED EXPENSES

         Accrued expenses consisted of the following at July 31, 1999 and 1998:

                                              1999         1998
                                            --------     --------
         Accrued warranty expense           $174,246       55,000
         Accrued executive compensation            0       22,500
         Accrued professional fees                 0       25,000
         Other accrued expenses               27,658        9,620
                                            --------     --------
                                            $201,904     $112,120
                                            ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

===============================================================================

RESULTS OF OPERATION

Three months ended July 31, 1999 compared to three Months Ended July 31, 1998

For the quarter ended July 31, 1999, the Company realized a net loss of $(64,631) compared to a net profit of $5,187 for the quarter ended July 31, 1998. This difference is attributed to the fact that in the 1999 period, the Company has increased its investment in engineering and marketing in preparation for several new product introductions that occurred in the current fiscal quarter. The Company has completed its transition of its marketing resources to support these introductions.

Net sales for the current fiscal year 1999 period were $51,342 or 16% lower than last year's comparable period, $269,379 in the current period versus $320,721 in the comparable 1998 period. Sales are lower as a result of the discontinuing of the freedom headset to the fast-food market and replacing it with the lower price manager's headset. To offset this reduction the Company has entered into several resale agreements to resell two separate wireless headsets. The majority of revenues for the period May 1, 1999 through July 31, 1999 period are the result of direct and distribution sales of the ProCom IV, ProCom V and manager's headsets. The company believes that sales will increase as a result of its direct marketing efforts. The Company's distribution net revenues and unit volumes remained equal with the comparable period at 10%.

Gross profit was 65% in the current period, equal to the comparable 1998 period. This occurred as a result of a reduction in production expenses offset with a decrease in net sales in the current period. The Company increased its inventories to $378,715 versus $308,795 in the comparable 1998 period in preparation for the shift of production to the newer headsets planned for introduction in the 4th quarter of this fiscal year. This increase allows for the Company to support the current and planned demand for the existing fast-food headsets provided by the Company and to begin preparations to produce the Company's new products. SG&A expenses increased 24% or $34,089 over the comparable period, $240,364 versus $206,275 in the comparable 1998 period. The increase is primarily due to an increase in expenditures in marketing for new product introductions. The remainder of the increase is from additional investments in Research and Development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

RESULTS OF OPERATION

Nine months ended July 31, 1999 compared to nine months ended July 31, 1998

For the nine month period ended July 31, 1999, the Company realized a net loss of $(186,411) compared to a net loss of $(20,407) in the same comparable period ended July 31, 1998. This difference is attributed to the fact that in the 1999 period, the Company has increased its investment in engineering and marketing in preparation for several new product introductions which in the current fiscal quarter. The Company has completed its transition of its marketing resources to support these introductions.

Net sales for the current fiscal year 1999 period were $43,056 or 5% lower than last year's comparable period, $769,624 in the current period versus $812,680 in the comparable 1998 period. Sales are lower as a result of the discontinuing of the Freedom headset to the fast-food market and replacing it with the lower price manager's headset. Total unit volume has increased 2% for the same comparable period. The Company had also introduced its new telephone products, the APEX headset and A-10 amplifier, late in this fiscal period and therefore realized very little sales results in this period. The Company expects the result of these introductions to occur in the next reporting period. The majority of revenues for the period November 1, 1999 through July 31, 1999 period are the result of direct and distribution sales of the ProCom IV, ProCom V and manager's headsets. The company expects telephone headset sales to increase dramatically as the impact from direct marketing occurs. The Company's distribution net revenues and unit volumes continue to remain the same as a percent to total net sales at 12% respectively over the comparable period. This change is the result of the Company's continued efforts to move all sales in the fast-food market to distributors and move its market focus to other emerging markets.

Gross profit decreased to approximately 63% in the current period versus 68% in the comparable 1998 period. This decrease is the result of the reduction in net sales in comparison to the 1998 period. However, the Company has completed all of its production offshore in order to take advantage of the cost savings. The Company expects to have significant gains on its per unit production costs as a result of this transition. Inventories have increased $69,920, $378,715 in the current period versus $308,795 in the comparable 1998 period in preparation for the shift of production to the newer headsets planned for introduction in the 4th quarter of this fiscal year. This increase allows for the Company to support the current and planned demand for the existing fast-food headsets provided by the Company and to begin preparations to produce the Company's new products. SG&A expenses increased 15% or $90,056 over the comparable period, $676,383 versus $586,317 in the comparable 1998 period. The increase is primarily due to marketing expenses for new product introductions. The remainder of the increase is from additional investments in Research and Development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 2.89 to
1.00 at July 31, 1999 as compared to 7.42 to 1.00 at July 31, 1998. At July 31, 1999, the Company's current assets exceeded its current liabilities by approximately $517,011.

The Company intends to use the cash it generates from operations and the net proceeds from the prior private sales of common stock to increase it share of the fast-food headset market and to enter the telephone user market. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for at least 12 months. However, in order for the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity, therefore has retained an investment-banking firm to source additional capital. However no assurances can be given that the Company will be able to obtain such additional financing. The Company presently does not intend to finance, to any significant extent, its growth through debt financing.

Effective December 9, 1994, the Company entered into an amended and restated employment agreement with Keith Larkin, the President, and Chairman of the Board and Treasurer of the Company. Under the agreement, Mr. Larkin will be entitled to receive the annual salary of a maximum of $90,000 (as adjusted each year by at least the percentage increase in the Consumer Price Index). The Company, however, is only required to pay Mr. Larkin such a maximum annual salary if the Company generates annual sales for a fiscal year of at least $2 million and has pretax income equal to at least 20% of the Company's annual sales. In all other cases, the board of directors sets Mr. Larkin's salary, taking into account the Company's projected financial performance and cash required to satisfy the Company's anticipated operating expenditures.

PART II - OTHER INFORMATION

       (a)      Exhibits

                 27   Financial Data Schedule (for SEC use only)

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 1999.

                                              PRO TECH COMMUNICATIONS, INC.
                                                               (registrant)


                                              By: /s/ Richard Hennessey
                                                  ----------------------------
                                                  Richard Hennessey, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                           Title                                       Date
---------                           -----                                       ----
/s/ Keith Larkin              Treasurer                                   September 14, 1999
-------------------------     and Chairman of the Board
Keith Larkin                  (Principal Executive, Financial
                              and Accounting Officer)



/s/ Richard Hennessey         Director, Secretary                         September 14, 1999
-------------------------     and President
Richard Hennessey




