Form 10KSB
period 1999-10-31
PRO TECH COMMUNICATIONS INC
filed 2000-01-31
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

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

Transitional Small Business Disclosure Format (check One): Yes [ ]  No[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for its most recent fiscal year: $1,090,551

As of January 29, 2000, the aggregate market value of shares of the registrant's voting stock (based upon the average bid and asked price of such stock as reported by the NASDAQ System of $0.26) held by non-affiliates of the registrant was approximately $887,640. For the purposes of this computation, all executive officers, directors and persons who beneficially own more than five percent of the registrant's securities are deemed affiliates. Such determination should not be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of January 29, 2000, there were 4,254,000 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS
Form 10-K
Item Number


PART I
     1.  Description of Business .....................................................     1
     2.  Description of Property .....................................................     8
     3.  Legal Proceedings ...........................................................     8
     4.  Submission of Matters to a Vote of Security Holders .........................     8


PART II
     5.  Market for Common Equity and
         Related Stockholder Matters .................................................     9
     6.  Management's Discussion and
         Analysis or Plan of Operation ...............................................    10
     7.  Financial Statements ........................................................    11
     8.  Changes in and Disagreements and Accountants
         on Accounting and Financial Disclosure ......................................    11


PART III
     9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act ...................................................    12
     10. Executive Compensation ......................................................    13
     11. Security Ownership of Certain Beneficial Owners
         and Management ..............................................................    14
     12. Certain Relationships and Related Transactions ..............................    15
     13. Exhibits and Reports on Form 8-K ............................................    16



PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Pro Tech Communications, Inc. (the "Company") was incorporated in the State of Florida on October 5, 1994. From August 30, 1991 to October 31, 1994, the Company's business was conducted by Pro Tech Systems, a limited partnership organized under the laws of the State of California. Keith Larkin, the Treasurer and Chairman of the Board of the Company, was general partner of Pro Tech Systems and there were 12 limited partners in the limited partnership. From the formation of Pro Tech Systems in August 1991 until June 1993, the limited partnership was involved in engineering and designing lightweight telecommunications headsets as well as preliminary marketing efforts for the product. From June 1993 until October 1994, Pro Tech Systems was engaged in limited manufacturing and marketing activities for its product. On November 1, 1994, all of the assets of Pro Tech Systems were transferred to the Company as consideration for the issuance of 2,000,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), which were subsequently distributed on a pro rata basis to each of the partners of the partnership. As of December 13, 1994, Pro Tech Systems was formally dissolved.

The Company presently designs, develops, manufactures and markets lightweight telecommunications headsets employing what the Company believes are new concepts in advanced light weight design and marketing strategies involving the sale of the Company's product directly to the commercial headset market as a replacement for its competitors' products. The Company presently sells its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of several other headsets for the telephone user market, which includes telephone operating companies, government agencies, business offices, and professional telephone centers. The Company delayed its product introduction for one year due to changes made in the final design and consequently will commence testing on the Trinity. The Company has introduced the APEX in the 1st quarter of 1999. The Company plans to introduce several versions of these telephone headsets in the 1st quarter of fiscal year 2000. The Company also plans on introducing several new products this fiscal year through marketing agreements with its strategic partners. The Company has also signed a letter of intent with The NCT Group, Inc.(NCTI:OTCBB) to sell 60% of its stock to The NCT Group, Inc. in exchange for the rights to The NCT Group's cash investments and technologies. The actual terms of the agreement are currently being negotiated and the final terms are expected to be completed in the second quarter of fiscal year 2000 pending shareholder approval by both corporations. There can be no assurance that this transaction will be completed. The Company's business strategy is to continually offer lightweight headsets and telephony products that employ cutting edge sound technologies with an emphasis on price/performance.

In addition, the Company will continue to concentrate its efforts on the production of that portion of the telephone headset that the user wears. There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second is the electronic amplifier which is relatively more complex, time consuming and costly to produce as its requires many variations to interface with the wide variety of telephone systems in the market and generates higher labor and material costs. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, the Company presently has sourced the first of several amplifiers engineered to the Company's specifications.

The Company will also continue to concentrate its efforts on the production and distribution of new headset designs having the capability of connecting to and interfacing with various electronic amplifiers and telephone systems currently in use. The Company has adopted a co-engineering product development strategy through the use of joint engineering agreements with Companies with complimentary engineering patents. The Company projects that this strategy will greatly increase the product development cycle while offering far superior products to its customers. The Company has continued to make investments in technology and had incurred development costs with respect to engineering prototypes, pre-production models and field testing of several new products. Management believes that the Company's investment in technology will result in the improvement of the functionality, speed and cost of components and products.


INDUSTRY BACKGROUND

The lightweight telephone headset industry commenced in 1961 when Plantronics, Inc.("Plantronics"), a company founded by Keith Larkin, the Company's
Chairman and Treasurer of the Board, began marketing and selling the first lightweight telephone headset under a patent issued to Mr. Larkin. Mr. Larkin remained with Plantronics until May 1967, at which time Plantronics was the principal manufacturer of lightweight telephone headsets in the world, and its products were standard on the National Aeronautics and Space Administration's Mercury, Gemini, and Apollo moon flights. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS." Today, Plantronics is the world's largest lightweight telephone headset manufacturer, with approximately $260 million of net sales for the 1999 fiscal year.

The Company estimates that sales of lightweight telephone headsets exceeded $500 million in 1999 with the market dominated by two companies - Plantronics and GN Netcom. The product lines of these companies, generally share similar configurations and are marketed at higher prices than the products offered by the Company.

Designed specifically for air traffic controllers and other aerospace applications, the first headsets were intended as a replacement for the heavy, bulky headsets in use. While lightweight telephone headsets continue to be used for such purposes. Today telephone headsets are predominantly used as a substitute to telephone handsets used by a wide variety of users, including telephone operating companies and telephone call centers (such as airline reservations, catalog sales and credit collection operations) and to a lessor extent, by business persons and other professionals whose occupations require extensive, though not constant, use of the telephone. In comparison to speakerphones, telephone headsets provide greater communications clarity and security. The Company believes that these advantages will lead to increased demand for telephone headsets.

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

THE FREEDOM. The Freedom is an adaptation of the ProCom headset to allow for it to be worn without a headband and is currently being sold in the fast-food market. Through the use of a Company engineered clip, this headset attaches to the standard hat or visor being worn in the fast-food franchise. The electronics in the Freedom are virtually the same as the ProCom headset providing the same market acceptance. Through its own research, the Company found the need for user comfort from the use of headsets over very long time periods. The Company introduced this product in April 1998.

THE MANAGER'S HEADSET. The manager's headset is a lightweight over the ear fast-food headset which provides improved comfort to the fast-food store manager monitoring drive-thru activity. It was introduced and favorably received in February of this fiscal year and the Company will continue to offer this headset in the Company's fast-food product line for the fiscal year 2000. The Company sells this headset in a range from $50.00 to $28.00 depending on volumes purchased.

THE APEX. The Company has introduced the APEX headset for sale in the second quarter of 1999. After conducting its own market research, the Company determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result, the Company designed the APEX to incorporate both of these features, which should enhance the Company's ability to market the product to cellular, personal computer and small office telephone users. The Company had offered the headset version first with the interchangeable version later in the current fiscal year. The APEX is a commercial adaptation of the headset that the Company has designed for use by the National Aeronautics and Space Administration ("NASA"). Boeing Defense and Space Group ("Boeing" is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The Company was chosen by The Boeing Corporation as a supplier of telephone headsets for NASA projects after the Company provided Boeing with product specifications which met NASA's requirements for the product. Boeing also subjected the Company's product to various tests in order to ensure that the product would function under conditions for space travel. See "DESCRIPTION OF BUSINESS - Marketing and Sales. The APEX is a smaller design of the Trinity, with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user for the headset thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear. The Company presently sells the APEX to distributors at prices ranging from $28.00 to $49.00 per headset is being sold by the Company to retailers for $54.00 per headset.

THE ASTRA. The Company introduced the Astra headset for sale in the fourth quarter of 1999. The Astra headset is a variation of the Apex headset in that it has been adapted for use directly in non-amplified phone systems. A preamplifier circuit has been inserted inside the headset to allow for a direct connection into an automatic call distributor (ACD) or phone system that provides this required configuration headset.

THE A-10 AMPLIFIER. The A-10 amplifier is the first in a series of multi-line amplifiers being offered with each of the Company's headsets. It is designed for the SOHO market (small office/home office) and has been engineered to work with over 90% of all existing phone systems in the world. The size is very small and engineered to plug and play with most phone systems.

THE A-27 AMPLIFIER. The A-27 amplifier is the first in a series of amplifiers specifically designed for automatic control distributors (ACD) or phone systems which use the standard PJ-237 2-prong plug as their interface. This amplifier will employ noise suppression technology designed by the company. (A patent application will be filed in the 1st quarter of fiscal year 2000. The A-27 will be introduced into the call-center market in the 1st quarter of fiscal year 2000.

THE ADVENT. The Advent is the first in a series of wireless products being developed by the Company. The Advent is designed for use in the small office market and is planned for market introduction in the 3rd quarter of fiscal year 2000.

THE ACTIVE SERIES HEADSET. The Active series headset will be introduced in the 2nd quarter of fiscal year 2000. These headsets are designed for the mobile headset user. Cellular phone users and automobile hands-free kits will be the primary market focus of this product.

THE TRINITY. The Trinity has been designed for users in noisy environments. The Company is currently in the process of developing the Trinity for manufacture and sale. The Company anticipates completing the development of the product by the first quarter of the 2000 calendar year. Unlike other headsets currently available, the Trinity will employ a light (1/2 ounce) "acoustical ear cup" which completely surrounds the users' ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which the Company believes will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only headsets available to users operating in noisy office environments. The Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufactures. The Company presently intends to sell the Trinity to distributors at prices ranging from $40.00 to $75.00 per headset, and the product is planned to be sold by the Company to retailers for $100.00 per headset.

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

The Company markets and will continue to market its headsets directly to the commercial headset market as a replacement for its competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. The Company has entered into a non-binding business relationship agreement with McDonald Corporation ("McDonald") which allows the Company to sell its products on a non-exclusive basis to McDonald franchises and company-owned restaurants. Initial test sales to McDonald and its franchisees by the Company and Pro Tech Systems totaled $424,300 in 1994, which included sales over 8,000 headsets to more than 3,500 McDonald restaurants. These numbers increased to over 18,600 headset sales to more than 7,000 restaurants during fiscal year 1995 and 29,736 headset sales to more than 8,000 restaurants during fiscal year 1998. The Company's 1999 sales of headsets decreased in fiscal year 1999, to 27,456 or 7.7% as a result of an increase in competition for the existing fast-food market. The sale of the Company's products to McDonald-owned restaurants and franchisee restaurants represented approximately 17% and 12% of the Company's net sales for the fiscal year 1998 of fiscal 1999, respectively.

As the Company expands, it will direct its marketing and sales efforts at: (i) telephone operating companies; (ii) telephone system manufacturers; (iii) personal computer manufacturers; and (iv) government agencies. In addition; manufacturers of new telephone systems and other telecommunication equipment that utilize headsets have been targeted by the Company as a developing market for telephone headsets. The company will also supplement the above strategies with joint ventures and marketing agreements with Companies with complimentary technologies. Although the company presently intends to sell its products to several large telephone users, there can be no assurance that the Company will be successful in such efforts. Other potential large volume purchasers of headsets are manufacturers of personal computers, especially when headsets become a standard telephone accessory. In addition, the Company plans to market its products to government agencies. The Company's headset has been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in space travel. To date, the Company has had $6,456 of sales to Boeing for 8 prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and manufacturer, especially within the telephone industry.

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

MANUFACTURING

In this fiscal year 1999, the Company made a major shift in its production by completing the transition of its final assembly manufacturing process to a Far East manufacturer. This transition was completed on August 1, 1999. This decision was made as a result of major improvements in the quality of components being provided to the Company from its principal suppliers along with a 44% savings in production costs. The company is currently sourcing all components from several Far East suppliers who build each component according to Company specifications. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies. In order to meet forecasted customer requirements the Company has multiple sourced every component to reduce the risk in a disruption of the supply-chain. At October 31, 1999 and 1998, the amount of the Company's inventory was $285,883 and $245,610, respectively. The increase in inventory level is attributed to two factors. First; the Company benefited from an individual headset component price reduction for larger purchases made from its suppliers. Second, the Company made larger purchases of finished product in order to benefit from a further reduction in costs from the manufacture of larger quantities.

As a result of the move of all production to the Far East, all existing production facilities in the principal offices in Fort Pierce, Florida are now being used for storing inventory, engineering, and specialty headset production. The Company believes that the Fort Pierce office presently possesses sufficient capacity for these uses and could easily be expanded to accommodate up to $4 million of annual sales of the Company's products. See "DESCRIPTION OF PROPERTY." In the event that purchase orders were to exceed the capabilities of the Fort Pierce location or the Company's supply chain from the Far East were to be disrupted. The Company would immediately enter into subcontracting arrangements for the products with other third parties. A delay in establishing such arrangements, if necessary, could adversely affect the Company's ability to deliver products on a timely basis to its customers, which in turn could adversely affect the Company's operations. The Company, however, believes that subcontracting the manufacture of the Company's products could be accomplished on short notice given the simple design of the Company's products.


COMPETITION

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies who manufacture telephone headsets, each of which possesses greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, the world's largest manufacturer of lightweight telephone headset. The Company estimates Plantronics share of the market to be 65% in North America and 60% worldwide and reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $240 million for the fiscal year 1998. Other competitors include GN Netcom, Inc. and Hello Direct. In 1997, GN NetCom, Inc. purchased both UNEX Corporation and ACS Wireless in an attempt to grow its market share through acquisitions. ACS Wireless was founded by Mr. Larkin and the Company believes ACS Wireless previously retained a market share of approximately 15%. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS."

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

PROPRIETARY PROTECTION

The Company does not presently own any patents for any of its products or technologies. In fiscal year 1999, the employment agreement of Keith Larkin, the Company's Chairman of the Board and Treasurer was eliminated. Mr. Larkin also resigned as President of the Company but remained the Company's Chairman of the Board and Treasurer. Mr. Hennessey, the Company's Vice President was immediately named as his successor as President, Secretary and COO. Mr. Larkin's focus will continue to be in new product development and Mr. Hennessey now manages the operation of the business. The Company intends to seek patent protection on its inventions at the appropriate time in the future. The process of seeking patent protection can be lengthly and expensive, and there can be no assurance that patents will issue from any applications filed by the Company or that any patent issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to the Company. The Company may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on the Company's operations.

Certain of the Company's employees involved in engineering are required to enter into confidentially agreements as a condition of employment. The Company does not currently own any registered trademarks, although the Company intends to file trademark applications in the future with respect to distinguishing marks.

EMPLOYEES

The Company currently has 11 full-time employees and 3 part-time employees, including 3 persons in management, 5 persons in administration and shipping, 4 persons in marketing and 2 persons in assembly and production. The Company intends to hire up to 3 additional employees within the next six months, one of whom will work in engineering, 2 in marketing. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its relationship with its employees is good.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive, sales and manufacturing offices occupy approximately 5,000 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida 34946, pursuant to three leases expiring on November 30, 2000. The Company's aggregate monthly rent under both leases is $2,450. The Company considers its rental space adequate for its present operations, and believes additional space is available near its present location, if needed.


ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON

EQUITY AND OTHER SHAREHOLDER MATTERS
The Common stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board on March 22, 1996. The Company's stock is currently being traded under the symbol "PCTU". The following table sets forth the average high and low bid prices of the Common Stock as reported by the NASD's Electronic Bulletin Board for each of the fiscal quarters during the Company's last two fiscal years.


Year ended

         OCTOBER 31, 1999                   HIGH               LOW
         ----------------                   ----               ---

         First Quarter                      $0.50             $0.38
         Second Quarter                     $0.38             $0.27
         Third Quarter                      $0.50             $0.31
         Fourth Quarter                     $0.50             $0.19

Year ended

         OCTOBER 31, 1998                   HIGH               LOW
         ----------------                   ----               ---

         First Quarter                      $4.49             $4.20
         Second Quarter                     $2.86             $2.60
         Third Quarter                      $0.97             $0.94
         Fourth Quarter                     $0.36             $0.26

The market quotation reflects inter-dealer prices, without retail mark-up, markdown, or commission and may not represent an actual transaction.

As of January 29, 2000, there were 47 record holders of the Common stock.

The Company has not declared a cash dividend on its outstanding Common Stock since its incorporation in October 1994 and does not anticipate declaring a cash dividend in the reasonable foreseeable future.

On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted to Company's President, Mr. Hennessey, at an option price of $.38 per share. The stock option exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire April 13, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1999 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1998:

For the year ended October 31, 1999, the Company realized a net loss of $(221,065) compared to a net loss of $(223,416) for the year ended October 31, 1998. The current reporting year loss was attributed to three factors: (1) The Company maintained production of its products at the Company's Florida office for nine months of this fiscal year corresponding with incurring one-time charges from the transition of the Company's production operations to the Far East; (2) The Company's revenues were negatively impacted late in the second half of this fiscal year as a result of a competitors attempt to take away the Company's distributor selling channel in the fast-food market; and (3) A five week delay in the market introduction of the company's telephone headsets as a result of the Taiwan earthquake in the 4th quarter fiscal year 1999. For fiscal year 1998, the loss is attributed to the following adjustments: (1) an additional accrued warranty expense of $97,000, (2) the write-off of $36,062.05 owed to the Company from the closing of the Company's investment banker firm under retainer, (3) a one time charge of $50,000 to the Company's production dept. as a result of a product re-call (4) the payment of $25,000 due to the result of a mediated settlement with the Company's public relations firm.

         Net sales generated during the year ended October 31, 1999 decreased 4.5% to $1,090,551 from $1,142,482 in fiscal year ended October 31, 1998. This decrease in sales was as a result of two factors: (1) Delays in the market introduction of several telephone products resulting in very little sales benefit for the current fiscal year. (2) The adoption of the Company's distributor sales strategy from one of the Company's direct competitors in the fast food market. This action from this competitor severely impacted the ability of Pro Tech to sell into this channel in the fourth quarter of the fiscal year 1999. This channel represented 72% of the Company's sales volume for the fiscal year. The Company, after realizing this competitive tactic, countered with increased discounts of the Company's products. The result of this counter action has allowed the company to recoup approximately 30% of the revenues lost late in the current fiscal year and the Company plans on using the same tactics to win back business lost during this period in fiscal year 2000.

         The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of fiscal year 1999, the Company sold a total of 27,641 headsets, as compared to 29,673 headsets in the previous year. This difference represents a decrease in sales of 2,032 headsets or 6.8% less than the comparable twelve-month period. Net unit sales of fast-food headsets decreased 6.7% primarily from the increase in competitive activity described in the previous paragraph. Consistent with the Company's objectives, the indirect distribution channel accounted for 64% of net revenues and 72% unit volumes versus 64% of net revenues and 74% of unit volumes in the comparable 1998 period. The Company has successfully maintained its relationship with The McDonald's Corporation and once again has been selected to be a part of McDonald's International Owner Operator's trade show planned for April of fiscal year 2000. In addition the Company has been invited to present its products at KFC's International trade show planned to be held in January of fiscal year 2000. Sales from outside the fast-food market were negligible as a result of delays in the market introduction of the Company's telephone product line. The company expects sales to dramatically increase upon the market introduction planned in the 1st and 2nd quarter of fiscal year 2000.

         Gross margin percent increased 3.13% to 61.95% versus 58.82% in comparable 1998 period as result of the fourth quarter cost savings from the transition of all production offshore to the Far East. This action showed a 48% gain in cost of goods produced through the Company's now established Far East manufacturing partners. The Company plans to keep this same supply-chain in place for all existing and new products planned for market introduction in the 1st and 2nd quarter of fiscal year 2000.

         Selling, general and administrative expenses (SG&A) for the fiscal year were $893,384 or 81% of revenues versus $882,385 or 76% in revenues in the comparable 1998 period. This increase was the result of several factors. First, in fiscal year 1999, an unaffiliated investment banking firm was retained in order to proceed with the structuring of a potential investment of capital into the company. The capital would be used for new product development along with the associated expansion of sales personnel developing the telephone market. For the current fiscal year 1999, the company's expenses to this firm were $35,000. Second, the Company increased its marketing and advertising expenses to $98,738 from $43,143 in the comparable 1998 period to support several telephone trade shows attended by the Companies marketing staff. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 1st and 2nd quarter of fiscal year 2000 along with the opportunity to perform needed market research necessary to have successful product introductions in the future. The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. Although this is the Company's intention there is no formal agreements in place and no assurances that they will occur in the future. The company is also reviewing several possible alliances with companies that have complimentary products which could provide access into several key accounts in the telephone market. The company was able to reduce its accrued expenses associated with warranty charges for its product to $78,038 in 1999 from $152,503 1998. This change was as a result of major improvements made in the quality and price of components used in the company's products.

         Net depreciation expenses increased to $45,222 or 4% of revenues in the current fiscal year versus $38,783 or 3% of revenues in the comparable 1998 period. This increase was as a result of an increased investment in production molding associated with new product development along with investment in the improvement of the company's trade show marketing displays being used in call-center trade shows.

         The Company generated interest income of $10,202 for fiscal year 1999 as compared to $24,719 for the comparable 1998 year. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities into short-term certificates of deposits less cash available for investment used in operations.

YEAR 2000 COMPLIANCE

         At the date of filing, the Company has had no disruptions of business from any installed hardware or software device at the company's principal offices. The company has followed up with all of its principal suppliers and each has also had no disruption in business from Year 2000 date rollover.

         The Company believes the cost of administering its Year 2000 Compliance program will not have a material adverse impact on future earnings. However, potential costs and uncertainties associated with any Year 2000 Compliance program depend on a number of factors, including software, hardware and the nature of the industry in which the Company and its suppliers operate. In addition, companies must coordinate with other entities with which they electronically interact, such as customers, suppliers, financial institutions, etc. The Company estimates that potential costs will not exceed $25,000.

         Although the Company's evaluation of its systems is still in process, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. After a survey of its suppliers, the Company has determined that there are no material Year 2000 Compliance supplier issues. The Company is currently implementing a survey to its customers to determine if material Year 2000 Compliance issues exist. Although unlikely, such potential problems remain a possibility and could have a material adverse impact on the Company's future results. The Company completed its Y2K compliance plan on July 31, 1999. The total cost to complete this plan was approximately $25,000.

LIQUIDITY AND CAPITAL RESOURCES

     The current ratio (current assets to current liabilities) of the Company was 3.36 to 1.00 at October 31, 1999, as compared to 4.45 to 1.00 for the same comparable 1998 fiscal year. At October 31, 1999, the Company's current assets exceeded its current liabilities by approximately $494,148.

     During the fiscal year ended October 31, 1999 and thereafter, the Company has funded its working capital requirements with cash flow from operations. Management does not believe that the Company has sufficient funds to meet the Company's anticipated working capital requirements for the next 12 months and therefore on December 22, 1999, the Company entered into a short-term factoring arrangement providing for advances of up to $300,000, based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% on each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the total factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for additional six month terms, unless terminated by the Company with 30 days notice. The Company's obligations are collateralized by all of the Company's account receivable, inventory, and equipment. On January 10, 2000, the Company obtained a net advance of $20,688 under the agreement.

     In addition, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity and/or through its potential relationship with The NCT Group, Inc. although there are no agreements, understandings or arrangements with respect to any additional financing and no assurances can be given that the Company will be able to obtain such additional financing.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements and notes thereto are included herein beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Not Applicable.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information with respect to the executive officers and directors of the Company:

                  NAME                      AGE               POSITION WITH THE COMPANY
                  ----                      ---               -------------------------
                  Keith Larkin              76                Chairman of the Board, and Treasurer

                  Rich Hennessey            40                President, Director, and Secretary



Keith Larkin is the founder, Chairman of the Board and Treasurer of the Company. Mr. Larkin's 30 year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 1995 of approximately $170 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership which he managed as general partner. Pro Tech Systems was formed to design, manufacture, and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the Company in November 1994, Mr. Larkin became the Chairman of the Board, President and Treasurer of the Company, positions which he has held until the 2nd quarter of this fiscal year. He resigned as President of the Company and retained his position as Chairman, CEO and Treasurer.

Richard Hennessey joined the Company as Director of Marketing in August 1995 and was appointed Vice President Marketing on June 10, 1996. On August 4, 1998 Mr. Hennessey was appointed to Secretary and Director of the Company. On February 2, 1999 Mr. Hennessey was appointed to President and COO of the Company. From 1982 through 1984, Mr. Hennessey was a salesman with the computer sales division of Lanier Business Products located in Boston, Massachusetts. From 1984 through April 1994, Mr. Hennessey held various new venture sales and sales management positions with Digital Equipment Corporation ("Digital"). From January 1995 until Mr. Hennessey joined the Company, he was engaged in voluntary missionary work.


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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 31, 1999, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

Set forth below is certain information concerning the compensation paid to the Company's chief executive officer for the fiscal year ended October 31, 1999. No other executive officer of the Company received compensation in excess of $100,000 for such fiscal year.


SUMMARY COMPENSATION TABLE

The following table provides the cash and other compensation paid or accrued by the Company to its chief executive officer for the fiscal years ended October 31, 1999, 1998 and 1997:

                           ANNUAL COMPENSATION                         LONG TERM COMPENSATION

                                                                      SECURITIES
                                                          RESTRICTED  UNDERLYING
                                    OTHER      ANNUAL       STOCK        STOCK           LTIP     ALL OTHER
NAME/POSITION     YEAR     SALARY   BONUS   COMPENSATION    AWARDS      OPTIONS         PAYOUTS  COMPENSATIONS
-------------     ----     ------   -----   ------------  ----------  ----------        -------  -------------
KEITH LARKIN      1999     $25,000    0          0            0         540,000             0           0

                  1998     $45,000

                  1997     $42,500



*For a description of such stock options, see "EXECUTIVE COMPENSATION - Stock
 Option Plan."


EMPLOYMENT AGREEMENT

Effective February 2, 1999, Keith Larkin's employment agreement was terminated with the Company. This decision was mutual and the Company has no set salary obligations to Mr. Larkin for his services for the current or future fiscal years. Mr. Larkin however will assign all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceives during his tenure as Chairman of the company. During the fiscal year ended October 31, 1999, Mr. Larkin received $25,000 in salary.

The Company does not have a written employment agreement with Richard Hennessey. During each of the fiscal years ended October 31, 1999, 1998 and 1997 Mr. Hennessey received a salary of $51,000, $51,000 and $45,000 respectively.

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

The purposes of the Plan are to provide incentive to employees, including officers, directors and consultants of the Company, to encourage such persons to remain in the employ of the Company and to attract to the Company persons of experience and ability. The Plan terminates on April 15, 2002.

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

Prior to fiscal year 1998, the Company received $25,000 upon issuance of 50,000 shares of common stock upon the exercise of 50,000 options by the Company's officers. On April 13, 1999 the remaining 540,000 options issued to the Company's previous president were extended for 2 years to April 13, 2001.

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers, employees and consultants to the Company. This plan authorized the issuance of up to 500,000 shares of common stock. On August 4, 1998, 200,000 and 100,000 shares were granted to the Company's officers and employees, respectively, at an option price of $.375 per share. The stock option exercise price was the fair market value of a share of common stock at the date of the grant. Options to purchase 150,000 shares of common stock vest and are exercisable as follows: 50,000 immediately; 50,000 on August 4, 1999 and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted to Company's President, at an option price of $.38 per share. The stock option exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire April 13, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The financial statements and notes thereto are included herein beginning at page F-1.

(a) 1. Index to Financial Statements                                    Page

     Report of Independent Certified Public Accountants                 F-1

     Balance Sheets for the years
            ended October 31, 1999 and 1998                             F-2
     Statements of Operations for the years
            ended October 31, 1999 and 1998                             F-3
     Statements of Stockholder's Equity for the years
            ended October 31, 1999 and 1998                             F-4
     Statements of Cash Flows for the years
            October 31, 1999 and 1998                                   F-5

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

          3.2     By-Laws of the Company.*

          10.1 Amended and Restated Employment Agreement, dated as of December 9, 1994, between the Company and Keith Larkin**(1)

          10.2    The Company's 1996 Stock Option plan.*(1)

          10.3 Stock Option, dated April 15, 1996, issued by the Company to Keith Larkin.*(1)

          10.4 Lease, dated November 1, 1999, between the Company and Karen Development Co.

          10.5 Consulting Agreement, dated March 5, 1999 between the Company and Union Atlantic LC.

          10.6    Letter of Intent with the NCT Group, Inc. dated June 22, 1999.

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

                                   SIGNATURES




         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2000.

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



Signature                           Title                              Date
---------                           -----                              ----
/s/ Rich Hennessey                  Director, Secretary                January 29, 2000
----------------------------        and President
Rich Hennessey


/s/ Keith Larkin                    Treasurer                          January 29, 2000
----------------------------        and Chairman of the Board
Keith Larkin                        (Principal Executive, Financial
                                    and Accounting Officer)


                          Independent Auditors' Report


The Board of Directors
Pro Tech Communications, Inc.:


We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of October 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    /s/ Morgan, Jacoby, Thurn & Associates, P.A.


Vero Beach, Florida
November 30, 1999,
         except for note 11,
         as to which the date is
         January 10, 2000

                          PRO TECH COMMUNICATIONS, INC.

                                 Balance Sheets

                           October 31, 1999 and 1998


                                                                                  1999              1998
                                                                              -----------       -----------
                                 ASSETS

Current assets:
     Cash and cash equivalents                                                $   160,428           198,797
     Short-term investments                                                            --           254,545
     Accounts receivable less allowance for doubtful accounts of $18,661
        in 1999 and $14,868 in 1998                                               205,923           200,235
     Inventory (note 2)                                                           285,883           245,610
     Due from officers and employees                                               14,298            14,591
     Other current assets                                                          36,916            20,836
                                                                              -----------       -----------

           Total current assets                                                   703,448           934,614

Net property and equipment (note 3)                                               196,747           181,269
Due from officer (note 9)                                                          43,743            42,860
Other assets                                                                        1,439               155
                                                                              -----------       -----------

                                                                              $   945,377         1,158,898
                                                                              ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations (note 7)                          8,808                --
     Accounts payable                                                             100,104            36,380
     Accrued expenses (note 4)                                                    100,388           173,465
                                                                              -----------       -----------
           Total current liabilities                                              209,300           209,845

Capital lease obligations (note 7)                                                  8,089                --
                                                                              -----------       -----------

           Total liabilities                                                      217,389           209,845

Stockholders' equity (notes 5 and 6):
     Common stock, $.001 par value, authorized 10,000,000 shares, issued
        and outstanding 4,254,000                                                   4,254             4,254
     Additional paid-in capital                                                 1,137,018         1,137,018
     Retained earnings (deficit)                                                 (413,284)         (192,219)
                                                                              -----------       -----------

           Total stockholders' equity                                             727,988           949,053


Commitments (note 7)
                                                                              -----------       -----------
                                                                              $   945,377         1,158,898
                                                                              ===========       ===========



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                            Statements of Operations

                      Years ended October 31, 1999 and 1998


                                                      1999              1998
                                                  -----------       -----------
Net sales                                         $ 1,090,551         1,142,482

Cost of goods sold                                    414,931           470,450
                                                  -----------       -----------

           Gross profit                               675,620           672,032

Selling, general and administrative expenses          893,384           882,385
Provision for doubtful accounts                         3,771            38,835
                                                  -----------       -----------

           Loss from operations                      (221,535)         (249,188)

Other income (expense):
     Interest income                                   10,202            24,719
     Interest expense                                  (1,021)               --
     Miscellaneous income                                 697                89
     Loss on disposal of fixed assets                  (9,408)               --
                                                  -----------       -----------

           Loss before income taxes                  (221,065)         (224,380)

Income tax expense (benefit) (note 8)                      --              (964)
                                                  -----------       -----------


           Net loss                               $  (221,065)         (223,416)
                                                  ===========       ===========

Basic loss per common share                       $     (0.05)            (0.05)
                                                  ===========       ===========


Weighted average shares outstanding                 4,254,000         4,254,000
                                                  ===========       ===========



See accompanying notes to financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                       Statements of Stockholders' Equity

                      Years ended October 31, 1999 and 1998


                                                                      Additional       Retained
                                                        Common          Paid-in        Earnings
                                                         Stock          Capital        (Deficit)           Total
                                                      ----------      ----------      ----------       ----------
Balance, October 31, 1997                             $    4,254       1,122,018          31,197        1,157,469

Executive compensation contributed by an officer
     (note 5)                                                 --          15,000              --           15,000

Net loss                                                      --              --        (223,416)        (223,416)
                                                      ----------      ----------      ----------       ----------

Balance, October 31, 1998                                  4,254       1,137,018        (192,219)         949,053

Net loss                                                      --              --        (221,065)        (221,065)
                                                      ----------      ----------      ----------       ----------

Balance, October 31, 1999                             $    4,254       1,137,018        (413,284)         727,988
                                                      ==========      ==========      ==========       ==========



See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.

                           Statements of Cash Flows

                     Years Ended October 31, 1999 and 1998


                                                                              1999              1998
                                                                          -----------       -----------
Cash flows from operating activities:
     Cash received from sale of merchandise                               $ 1,081,789         1,219,426
     Cash paid to employees and vendors                                    (1,330,828)       (1,340,569)
     Interest received                                                         10,202            24,719
     Interest paid                                                             (1,021)               --
                                                                          -----------       -----------

           Net cash used by operating activities                             (239,858)          (96,424)
                                                                          -----------       -----------

Cash flows from investing activities:
     Purchase of short-term investments                                            --          (523,905)
     Proceeds on maturity of short-term investments                           254,545           527,296
     Purchase of property and equipment                                       (49,482)          (64,497)
                                                                          -----------       -----------

           Net cash provided (used) by investing activities                   205,063           (61,106)
                                                                          -----------       -----------

Cash flows from financing activities:
     Payments of capital lease obligations                                     (3,574)               --
                                                                          -----------       -----------
           Net cash used by financing activities                               (3,574)               --
                                                                          -----------       -----------

           Net decrease in cash and cash equivalents                          (38,369)         (157,530)

Cash and cash equivalents at beginning of year                                198,797           356,327
                                                                          -----------       -----------

Cash and cash equivalents at end of year                                  $   160,428           198,797
                                                                          ===========       ===========

Reconciliation of net loss to net cash used by operating activities:

Net loss                                                                     (221,065)         (223,416)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                             45,222            38,783
     Allowance for doubtful accounts                                            3,771             2,773
     Loss on disposal of fixed assets                                           9,408                --
     Executive compensation contributed by an officer                              --            15,000
     (Increase) decrease in accounts receivable                                (9,459)           27,746
     Increase in inventory                                                    (40,273)          (85,001)
     Increase in receivables from officers and employees                         (590)          (22,033)
     (Increase) decrease in other assets                                      (17,519)           21,553
     Increase in accounts payable                                              63,724            13,641
     Increase (decrease) in accrued expenses                                  (73,077)          114,530
                                                                          -----------       -----------
           Total adjustments                                                  (18,793)          126,992
                                                                          -----------       -----------

           Net cash used by operating activities                          $  (239,858)          (96,424)
                                                                          ===========       ===========

Supplemental schedule of non-cash investing and financing activities:
     During 1999, the Company acquired $20,471 of equipment through capital leases.



See accompanying notes to financial statements.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      BUSINESS

                Pro Tech Communications, Inc. (the "Company") was organized and incorporated under the laws of the State of Florida for the purpose of designing, developing, producing and marketing lightweight telephone headsets. The Company presently manufactures and markets its headsets primarily for fast food companies and other large quantity users of headset systems. The Company is in the process of completing the development of several designs for the telephone user market, which includes telephone operating companies, government agencies and business offices. The Company's business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of its competitors.

         (b)      CASH AND CASH EQUIVALENTS

                The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         (c)      SHORT-TERM INVESTMENTS

                Short-term investments as of October 31, 1998 consisted of certificates of deposit with maturities in excess of three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, such investments are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

         (d)      INVENTORY

                Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (e)      REVENUE AND COST RECOGNITION

                The Company recognizes revenues as products are shipped. Each headset carries a one to two year warranty, depending on the model. The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the balance sheet.

         (f)      PROPERTY AND EQUIPMENT

                Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-10 years. Repair and maintenance costs are charged to expense when incurred.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


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

         (h)      ADVERTISING

                The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs were $98,738 and $43,143 for the years ended October 31, 1999 and 1998, respectively, and were included in selling, general and administrative expenses in the accompanying statements of operations.

         (i)      RESEARCH AND DEVELOPMENT

                Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense during 1999 and 1998 was $70,809 and $40,815, respectively.

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

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


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

         (n)      LONG-LIVED ASSETS

                The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ending October 31, 1999 and 1998.

         (o)      NEW PRONOUNCEMENTS

                In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). As of October 31, 1999, the Company had no components considered to be other comprehensive income.

                In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131), which establishes new standards for the way enterprises disclose information about operating segments. Statement 131 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). The implementation of Statement 131 did not have a significant effect on the disclosures in the Company's financial statements.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


                In February 1998, the FASB issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Statement 132), which revises and standardizes certain disclosures regarding pension and postretirement benefit plans. Statement 132 does not modify the measurement or recognition of those plans. Statement 132 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). As of October 31, 1999, the Company had no such plans.

                In June 1999, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement 133 requires recognizing derivatives as assets or liabilities at fair value and defines certain conditions when such derivatives may be considered hedges. Statement 133 is effective for fiscal years beginning after June 15, 2000 (fiscal year 2001 for the Company), as amended by Statement No. 137. As of October 31, 1999, the Company had no such derivatives.

                The Company does not expect these new pronouncements will have a significant impact on the reporting of its financial results.

(2)    INVENTORY

       Inventory at October 31, 1999 and 1998 consists of the following:

                                1999          1998
                              --------      --------
         Raw materials        $ 96,015       150,627
         Work in process        70,560        54,133
         Finished goods        119,308        40,850
                              --------      --------

                              $285,883       245,610
                              ========      ========



(3)    NET PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at October 31, 1999 and 1998:

                                                               1999           1998
                                                             --------      --------
         Production molds                                    $184,430       176,553
         Office equipment                                      63,957        60,509
         Production equipment                                  35,049        35,049
         Leased equipment                                      20,471            --
         Leasehold improvements                                14,577        10,174
         Vehicles                                               5,557         5,557
         Marketing displays                                    16,160         5,430
                                                             --------      --------

            Total cost                                        340,201       293,272

         Less accumulated depreciation and amortization       143,454       112,003
                                                             --------      --------

            Total                                            $196,747       181,269
                                                             ========      ========


       Total depreciation and amortization expense was $45,067 and $38,628 for the years ended October 31, 1999 and 1998, respectively.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


(4)    ACCRUED EXPENSES

       Accrued expenses consisted of the following at October 31, 1999 and 1998:

                                          1999          1998
                                       --------      --------
         Accrued warranty expense      $ 78,038       152,503
         Other accrued expenses          22,350        20,962
                                       --------      --------

                                       $100,388       173,465
                                       ========      ========


(5)    CAPITAL STOCK

       At October 31, 1999 and 1998, $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

       Prior to November 1997, the Company had issued warrants to purchase 1,000,000 shares of common stock at $1.50 per share. In November 1997, all outstanding warrants were terminated.

       The following table summarizes warrants to purchase common stock during the year ended October 31, 1998:

                                                          1998
                                                 -----------------------
                                                               Weighted
                                                                Average
                                                               Exercise
                                                  Shares        Price
                                                 ---------     --------
         Warrants outstanding, beginning of
           year                                  1,000,000      $1.50

         Warrants granted                               --         --
         Warrants terminated                     1,000,000       1.50
                                                 ---------      -----

         Warrants outstanding and
           exercisable, end of year                     --      $  --
                                                 =========      =====


       During the year ended October 31, 1998, the Company's president was paid a salary in cash of $30,000. In addition, the Company recorded compensation expense of $15,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the president to the Company.

       On June 22, 1999, the Company received a letter of intent to purchase an undefined portion of its capital stock by a third party in exchange for cash and certain technology, the terms of which are currently subject to negotiation. In conjunction with the purchase, the Company has entered into a sales agreement whereby a sales agent would receive stock equal to 2 percent of the stock sold under the letter of intent. The ultimate sale of stock and related proceeds under the letter of intent, if any, is uncertain and as of October 31, 1999, the Company has not entered into any definitive agreements to sell its capital stock.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


(6)    STOCK OPTION PLANS

       On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the 1996 Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorized the issuance of up to 590,000 shares of common stock. On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $.50 per share. The stock option exercise price was the fair value at the date of the grant. On April 13, 1999, the original expiration date of the options, the Company extended the options to April 15, 2001.

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

       On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted to Company officer, at an option price of $.38 per share. The stock option exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire on April 13, 2004.

       The following table summarizes stock option activity:

                                                             1999                             1998
                                                   -------------------------         -----------------------
                                                                    Weighted                        Weighted
                                                                    Average                          Average
                                                                    Exercise                        Exercise
                                                    Shares           Price           Shares           Price
                                                  ----------       ---------         --------       ---------
                  Options outstanding,
                    beginning of year                840,000       $  0.455           540,000       $  0.500

                  Options granted                    200,000          0.380           300,000          0.375
                  Options expired                         --             --                --             --
                                                  ----------       --------          --------       --------


                  Options outstanding, end of
                    year                           1,040,000       $  0.441           840,000       $  0.455
                                                  ==========       ========           =======       ========

                  Options exercisable, end of
                    year                             890,000       $  0.451           740,000       $  0.466
                                                  ==========       ========           =======       ========



       As of October 31, 1999, the Company's outstanding stock options have exercise prices ranging from $0.375 to $0.50 and a weighted average remaining contractual life of approximately 2.3 years.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


       No compensation expense was recorded during 1999 and 1998 for the options issued to the Company's officers and employees, in accordance with APB
       25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                  1999             1998
                              -----------       ----------
         Net loss:
            As reported       $  (221,065)        (223,416)
                              ===========       ==========
            Pro forma         $  (369,295)        (278,280)
                              ===========       ==========

         Loss per share:
            As reported       $     (0.05)           (0.05)
                              ===========       ==========
            Pro forma         $     (0.09)           (0.06)
                              ===========       ==========


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 141%; risk-free interest rate of 5.76%; and, expected lives ranging from 7, to 5 years.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 5.45%; and, expected lives of three years.

(7)    LEASES

       Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of October 31, 1999 are:

                          YEAR ENDED OCTOBER 31                       CAPITAL LEASES       OPERATING LEASES
                          ---------------------                       --------------       ----------------

                                2000                                     $10,955                 36,074
                                2001                                       6,791                  2,656
                                2002                                       2,503                     --
                                                                         -------                 ------

             Total minimum lease payments                                 20,249                 38,730
                                                                                                 ======

             Less amount representing interest                             3,352
                                                                         -------
             Present value of net minimum capital lease
                 payments                                                 16,897

             Less current installments                                     8,808
                                                                         -------
             Obligations under capital leases, excluding
                 current installments                                    $ 8,089
                                                                         =======



       Rent expense under lease agreements totaled $32,559 and $24,637 for fiscal year 1999 and 1998, respectively.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


(8)    INCOME TAXES

       There was no provision for income taxes for the year ended October 31, 1999 due to operating losses incurred. Income tax expense (benefit) consisted of the following for the year ended October 31, 1998:

                          Current       Deferred        Total
                          -------       -------       -------
         1998:
             Federal      $(6,264)        3,800        (2,464)
             State             --         1,500         1,500
                          -------       -------       -------

                          $(6,264)        5,300          (964)
                          =======       =======       =======



       The actual expense (benefit) differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes as follows:

                                                                     1999            1998
                                                                   --------       --------
         Computed "expected" tax benefit                           $(75,162)       (75,961)
         Increase (reduction) in income taxes resulting from:
               Net operating loss not currently utilizable           75,016         70,001
               Nondeductible expenses                                   146          4,996
                                                                   --------       --------

                                                                   $     --           (964)
                                                                   ========       ========


       The exercise of stock options in 1997, which had been granted under the Company's 1996 Stock Option Plan (see note 6), gave rise to compensation totaling $225,000 that is includable in the taxable income of the employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with APB 25, such compensation was not recognized as an expense for financial reporting purposes. The related tax benefits will be reflected as contributions to additional paid-in capital in the periods in which the compensation deduction is utilized by the Company and, in accordance with APB 25 and Statement 109, such compensation deductions are not considered to be temporary differences. Such deductions have not been utilized by the Company due to the net operating losses generated in 1999 and 1998.

       The Company has a net operating loss carryforward for federal and state income tax purposes amounting to $558,000 and $639,000, respectively, which expire through the year 2019.

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       1999         1998
                                                                                     -------      -------
         Accounts receivable principally due to allowance for doubtful accounts      $ 3,700        2,900
         Accrued warranty expense                                                     15,400       30,000
         Net operating loss carryforwards                                             70,000       11,800
         Contribution carryforwards                                                      400           --
                                                                                     -------      -------
                                                                                      89,500       44,700
         Less valuation allowance                                                     81,700       35,700
                                                                                     -------      -------

               Total deferred tax assets                                               7,800        9,000

         Plant and equipment principally due to differences in depreciation            7,800        9,000

               Total deferred tax liabilities                                          7,800        9,000
                                                                                     -------      -------

               Net deferred taxes                                                    $    --           --
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

(9)    RELATED PARTY TRANSACTIONS

       During fiscal year 1996, the Company loaned $28,882 to its Chairman. Outstanding principal and interest, at 5% per annum, are due August 2, 2003. During fiscal year 1998, the Company loaned an additional $3,650 to its Chairman, which is due October 31, 2002, with interest at 5% per annum. Outstanding principal and interest amounted to $43,743 and $42,860 as of October 31, 1999 and 1998, respectively.

       The Company had an employment agreement with its former President, which was terminated during 1999. The agreement provided for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. The President was eligible for the maximum annual salary during a given year only if the Company generated annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. Since the Company had not met the minimum requirements noted above, the Board determined the President's compensation accordingly. (See note 5.)

                         PRO TECH COMMUNICATIONS, INC.

                         Notes to Financial Statements
                           October 31, 1999 and 1998


(10)   MAJOR CUSTOMERS

       During 1999, two customers accounted for approximately 30% of net sales generated during the year. During 1998, one customer accounted for approximately 27% of net sales generated during the year.

(11)   SUBSEQUENT EVENTS

       On December 22, 1999, the Company entered into a short-term factoring arrangement providing for advances of up to $300,000, based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% on each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the total factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for additional six month terms, unless terminated by the Company with 30 days notice. The Company's obligations are collateralized by all of the Company's account receivable, inventory, and equipment. On January 10, 2000, the Company obtained a net advance of $20,688 under the agreement.