Form 10QSB
period 2000-01-31
PRO TECH COMMUNICATIONS INC
filed 2000-03-16
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

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

                  Class                            Number of Shares Outstanding
                                                          on March 16, 2000

Common stock, Par Value $.001 Per Share                       4,254,000

                          PRO TECH COMMUNICATIONS, INC.

                                      Index

Part I             Financial Information                                 Page

         Item 1    Financial Statements

                   Balance Sheets at January 31, 2000
                   and 1999 (Unaudited)                                   3

                   Statements of Operations
                   for the Three months ended January 31,
                   2000 and 1999 (Unaudited)                              4

                   Statements of Cash Flows
                   for the Three months ended January 31,
                   2000 and 1999 (Unaudited)                              5

                   Notes to Financial Statements
                   (Unaudited)                                            6

         Item 2    Management's Discussion and Analysis or
                   Plan of Operation                                      8

Part II
         Item 5    Other Information                                     10


SIGNATURES                                                               12

                   Exhibit 1  Financing Proposal for Pro Tech
                              Communications, Inc.

                   Exhibit 27 Financial Data Schedule
                              (for SEC use only)

                         PRO TECH COMMUNICATIONS, INC.

                                 Balance Sheets
                     January 31, 2000 and January 31, 1999



                                                                      (UNAUDITED)   (UNAUDITED)
                                                                         2000          1999
                                                                       ---------    -----------
Current Assets:
               Cash and cash equivalents                                   59,334        292,564
               Accounts receivable less allowance for doubtful
               accounts of $18,661 and $14,868 in 2000 and 1999           159,481        227,745
               Inventory (note 2)                                         353,247        308,751

               Other current assets                                        82,876         46,408
                                                                      -----------    -----------

                 Total current assets                                     654,938        875,468

               Net property and equipment                                 225,972        177,441
               Due from officer                                            42,860         42,860
                                                                      -----------    -----------
Total Assets                                                              923,770      1,095,769
                                                                      ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
               Short-term borrowings (note 4)                              37,134             --
               Current portion of capital lease obligations                 8,808             --
               Accounts payable                                           107,798         20,427
               Accrued expenses (note 3)                                  126,378        177,368
                                                                      -----------    -----------
                 Total current liabilities                                280,118        197,795

Capital lease obligations                                                   7,940            --
                                                                      -----------    ----------
                 Total liabilities                                        288,058       197,795
                                                                      -----------    ----------
Stockholder's Equity:
               Common Stock, $.001 par value, authorized 10,000,000
               shares, issued and outstanding 4,254,000 shares              4,254          4,254
               Additional Paid in Capital                               1,137,018      1,137,018
               Retained Earnings (deficit)                               (505,560)      (243,298)
                                                                      -----------    -----------

               Total Stockholders' Equity                                 635,712        897,974
                                                                      -----------    -----------
                                                                          923,770      1,095,769
                                                                      ===========    ===========


See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.

                            Statements of Operations
            Three months ended January 31, 2000 and January 31, 1999
                                   (UNAUDITED)

                                                         (UNAUDITED)     (UNAUDITED)
                                                             2000            1999
                                                             ----            ----
Net Sales                                                $   209,309        227,745

Cost of Goods Sold                                            67,675         84,249
                                                         -----------    -----------

               Gross Profit                                  141,634        143,496

Selling, general and administrative expenses                 231,923        198,948
                                                         -----------    -----------

               (Loss) from operations                        (90,289)       (55,452)

Other income (expense):

               Interest income                                 1,512          4,373
               Interest expense                               (3,499)            --
                                                         -----------    -----------

                            (Loss) before income taxes       (92,276)       (51,079)

Income taxes                                                       0              0
                                                         -----------    -----------

                            Net (Loss)                   $   (92,276)       (51,079)
                                                         ===========    ===========

Loss per common share:
               Basic                                     $     (0.02)         (0.01)

Average common shares outstanding                          4,254,000      4,254,000
                                                         ===========    ===========


                          PRO TECH COMMUNICATIONS, INC.

                            Statements of Cash Flows
        For the Three months ended January 31, 2000 and January 31, 1999
                                   (UNAUDITED)

                                                                              (UNAUDITED)     (UNAUDITED)
                                                                                  2000          1999
                                                                               ---------    ---------
Cash Flows from operating activities:
              Cash received from the sale of merchandise                       $ 270,932      213,366
              Cash paid to vendors and employees                                (371,163)    (378,517)
              Interest received                                                    1,512        4,373
                                                                               ---------    ---------
                          Net cash used by operating activities                  (98,719)    (160,778)
                                                                               ---------    ---------

Cash flows from investing activities
              Purchase of property and equipment                                 (39,360)        --
                                                                               ---------    ---------
                          Net cash used in investing activities                  (39,360)        --
                                                                               ---------    ---------

Cash flows from financing activities:
              Proceeds from short-term borrowings                                 37,134           --
              Payments of capital lease obligations                                 (149)          --
                          Net cash provided by financing activities               36,985            0
                                                                               ---------    ---------

                          Net (decrease) in cash and cash equivalents           (101,094)    (160,778)

Cash and cash equivalents at the beginning of period                             160,428      453,342
                                                                               ---------    ---------

Cash and cash equivalents at the end of period                                    59,334      292,564
                                                                               =========    =========

Reconciliation of net income(loss) to net cash used by operating activities:
Net income (loss)                                                              $ (92,276)     (51,079)
                                                                               ---------    ---------

Adjustments to reconcile net income(loss) to net cash used by operating activities:
              Depreciation and amortization                                       10,135        8,950
              Decrease(increase) in accounts receivable                           46,442      (12,919)
              Decrease of employee accounts receivable                            15,181         --
              Increase in inventory                                              (67,364)     (63,141)
              Increase in accounts payable                                         7,694      (15,953)
              Increase in accrued expenses                                        25,990        3,903
               Decrease in other assets                                          (44,521)     (30,539)
                                                                               ---------    ---------

                          Total adjustments                                       (6,443)    (109,699)
                                                                               ---------    ---------

                          Net cash used by operating activities                $ (98,719)    (160,778)
                                                                               =========    =========


See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements
                            January 31, 2000 and 1999
                                   (UNAUDITED)

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

         (B)    ACCOUNTING POLICIES

                In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 2000 and the results of operations and cash-flows for the three months ended January 31, 2000. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1999.

         (C)    RECEIVABLES

                Certain customer receivable accounts are factored with recourse under a short-term financing arrangement, which has been accounted for as a secured borrowing under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

         (D)    LOSS PER SHARE

                Earnings per share is accounted for by using the basic and diluted earnings per share method perscribed by SFAS No. 128, which became effective for years ending after December 15,1997. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock Options and Stock Warrants) outstanding during the year. Diluted loss per share was antidilutive due to the net loss generated by the Company during the 2000 and 1999 and is therefore not reported.

         (E)    COMPREHENSIVE INCOME

                In June 1997, the FASB issued Statement No. 130, reporting comprehensive income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (Fiscal Year 1999 the Company). During the three months ended January 2000 and 1999, the Company had no components considered to be other comprehensive income.

(2)     INVENTORY

        Inventory at January 31, 2000 and 1999 consists of the following:

                                                  2000             1999
                                                  ----             ----
               Raw materials                  $ 118,901         147,017
               Work in process                   36,890          66,249
               Finished goods                   197,456          95,485
                                              ---------       ---------
                                              $ 353,247       $ 308,751
                                              =========       =========

(3)     ACCRUED EXPENSES

        Accrued expenses consisted of the following at January 31, 2000 and 1999:


                                       2000       1999
                                       ----       ----

        Accrued warranty expense    $ 78,038    156,406

        Other accrued expenses        43,825     20,962
                                    --------   --------

                                    $121,863   $177,368
                                    ========   ========


(4)     SHORT-TERM BORROWINGS

        On December 22, 1999 the Company entered into a short-term factoring arrangement providing for advances of up to $300,000 based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% on each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for additional six month terms, unless terminated by the Company with a 30 day notice. The Company's obligations are collateralized by all of the Company's accounts receivable, inventory, and equipment.

        The amount outstanding under this financing arrangement amounted to $37,134 as of January 31, 2000, which approximates its fair value. Through March 14, 2000, the Company obtained additional advances subsequent to January 31, 2000 of $126,356.

(5)     SUBSEQUENT EVENTS

        On March 8, 2000, the Company signed a financing Term Sheet with the NCT Group, Inc. and NCT Hearing Products which is a wholly owned subsidiary of NCT and three investors (the "Investors").

        Under the term sheet the Company will issue certain securities to the NCT Group, Inc. for an aggregate purchase price of $3,000,000 (See Part II, Item 5 for a detailed discussion of this potential transaction)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS

------------------------------------------------------------------------

QUARTER ENDED JANUARY 31, 2000 AS COMPARED TO THE YEAR ENDED JANUARY 31, 1999:

For the quarter ended January 31, 2000, the Company realized a net loss of $(92,276) compared to a net loss of $(51,079) for the quarter ended January 31,1999. The current reporting year loss was attributed to two factors: (1) The Company's revenues were negatively impacted in the current quarter as a result of a competitors attempt to take away the Company's distributor selling channel in the fast-food market; and (2) A delay in the market introduction of the company's telephone headsets as a result of changes made to the final design resulting in little revenue growth in telephone market.

The Company continued the sale of its fast food products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. In addition the Company has begun the sale of its new telephone headset, the Trinity, to several customers. Several of these customers responded positively to this headset and each is in the evaluation phase of this product. The Company expects to receive the results of these evaluations in the second quarter of this fiscal year. The Company also expects sales to improve upon the market introduction planned in the 2nd quarter of the current fiscal year. However, although this is the Company's intention there are no formal sales agreements in place and no assurances can be given that sales of this product will occur in the future. The Company has successfully maintained its relationship with The McDonald's Corporation and once again has been selected to be a part of McDonald's International Owner Operator's trade show planned for April 2000. In addition the Company attended KFC's International trade show in the current quarter and is currently processing all sales leads.

Gross margin percent increased 4.67% to 67.67% versus 63.00% in the comparable 1999 period as result of the cost savings from the transition of all production offshore to the Far East. This action showed a 48% gain in cost of goods produced through the Company's now established Far East manufacturing partners. The Company plans to keep this same supply-chain in place for all existing and new products planned for market introduction in the 2nd quarter of the current fiscal year. Selling, general and administrative expenses (SG&A) for the fiscal year were $231,923 or 111% of revenues versus $198,948 or 87% in revenues in the comparable 1999 period. This increase was the result of several factors. First, in fiscal year 1999, an unaffiliated investment banking firm was retained in order to proceed with the structuring of a potential investment of capital into the Company. The capital would be used for new product development along with the associated expansion of sales personnel developing the telephone market. For the current fiscal year 2000, the Company's expenses to this firm were $20,000. Second, the Company increased its total marketing and advertising expenses to $64,530 from $40,542 in the comparable 1999 period to support several telephone trade shows attended by the Company's marketing staff. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 2nd quarter of the current fiscal year along with the opportunity to perform needed market research necessary to have successful product introductions in the future. The Company also hired 2 additional marketers assigned to sell to this market. The Company has continued its investment in Research and Development and new product development accounting for investments in mold designs and component testing. The Company is also reviewing several possible alliances with companies that have complimentary products which could provide access into several key accounts in the telephone market. Although this is the Company's intention there are no formal agreements in place and no assurances that the Company will enter in such alliances will occur in the future. Net depreciation expenses increased to $10,135 or 4.8% of revenues in the current fiscal year versus $8,950 or 3.7% of revenues in the comparable 1999 period. This increase was as a result of an increased investment in production molding associated with new product development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

==============================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 2.34 to
1.00 at January 31, 2000 as compared to 4.43 to 1.00 at January 31, 1999. At January 31, 2000, the Company's current assets exceeded its current liabilities by approximately $374,820.

During the current fiscal year, the Company had not being able to fund its working capital requirements with cash flow from operations and management did not believe that the Company had sufficient funds to meet the Company's anticipated working capital requirements for the next 12 months. Therefore on December 22, 1999, the Company entered into a short-term factoring arrangement providing for advances of up $300,000, based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% of each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the total factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for an additional six month terms, unless terminated by the Company with 30 days notice. The Company's obligations are collateralized by all of the Company's account receivable, inventory, and equipment. Total advances outstanding as of January 31, 2000 amounted to $37,134. On March 14, 2000, the Company obtained a net advance of $126,356 under the agreement. As a result of this arrangement the Company has been able to fund its working capital requirements.

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

As noted above in Subsequent Events, on March 8, 2000 the Company signed a term sheet with the NCT Group, Inc. and NCT Hearing Products subject to a definitive agreement. Under the term sheet, the Company will issue certain securities to the NCT Group, Inc. for an aggregate purchase price of $3,000,000. The completion of the transaction is subject to the negotiation and signing of definitive agreements and approval by the shareholders of the Company. (See Part II, Item 5 for a detailed discussion of this potential transaction).

PART II - OTHER INFORMATION

       (a)      Exhibits

                  1 Financing Proposal for Pro Tech Communications, Inc.

                 27 Financial Data Schedule (for SEC use only)

Item 5. Other Information

         On March 8, 2000, the Company signed a term sheet with NCT Group, Inc. ("NCT") and NCT Hearing Products, Inc., a wholly-owned subsidiary of NCT and the investors. NCT develops and commercializes technology in the sound and media, consumer headset and consumer product industries. The term sheet is subject to the execution of definitive agreements, the completion of the exchange between Pro Tech and NCT Hearing of a 60% interest in Pro Tech for a license to use certain NCT and NCT Hearing Technology and approval by the Company's shareholders.

         Under the term sheet, the Company has agreed to issue the investors warrants to purchase 4.5 million shares of the Company's common stock for $1.5 million in cash. The exercise price of such warrants will be $.50 per share. The Company has agreed to register all of the shares of its common stock underlying the warrants in a registration statement to be filed with the Securities and Exchange Commission ("SEC").

         When the SEC declares the registration statement to be effective, the warrants will be callable by the Company in three 1.5 million share blocks, after the Company's common stock trades a minimum of 150,000 shares per day. Thereafter, the first block of 1.5 shares may be called by the Company when the Company's common stock price reaches and maintains for a minimum 15 consecutive trading days a price 36% above the exercise price per share of the warrants. The second block of 1.5 shares may be called by the Company when the Company's common stock reaches and maintains for a minimum of 15 consecutive trading days a price 88% above the exercise price per share of the warrants. The last block of 1.5 shares may be called by the Company when the Company's common stock reaches and maintains for a minimum of 15 consecutive trading days a price 127% above the exercise price per share of the warrants. The Company will be required to provide 30 days, trading between the call of each Block of Warrants.

         If the Company does not register the shares of its common stock underlying the warrants within one year after the closing of the transaction, investors will have the right to have a cashless exercise of the warrants, the terms of which have not yet been negotiated among the parties.

         As part of the term sheet, the Company has also agreed to issue 1,500 shares of convertible preferred stock of the Company to investors for $1.5 million in cash. The convertible preferred stock will not have any voting rights, except as may be required by applicable law, and provides for 4% accretion payable by the Company, at its option, in the Company's common stock or cash at the time of the conversion of such stock.

         All shares of preferred stock will be required to be converted 36 months after the closing date of the transaction. The investors will have the right to convert its shares of preferred stock into shares of the Company's common stock. The amount of shares of the Company's common stock to be issued for each share of convertible preferred stock will be determined by dividing the $1,000 stated value of each share of convertible preferred stock by the conversion price. The conversion price will be equal to the lesser of (a) $.50 or (b) a 20% discount from the lowest average closing bid price of the Company's common stock for any consecutive five-day period out of the 15-day period preceding the conversion.

          The investors will have the option, at its discretion, to convert the preferred stock into NCT common stock at a 20% discount below the lowest average closing bid price of NCT's common stock for any consecutive 5-day period out of the 15-day period preceding conversion. Six months from the closing of the transaction, up to one-half of the shares of preferred stock is subject to this option, and the balance of the preferred stock is subject to this option 12 months after the closing. NCT's common stock presently is traded on the OTCBB under the trading symbol NCTI.


         The Company has preliminarily agreed to file a registration statement with the SEC covering all of the shares of the Company's common stock underlying the convertible preferred stock within 60 days after the closing of the transaction. The Company has agreed to maintain the effectiveness of this registration for three years.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2000.

                                          PRO TECH COMMUNICATIONS, INC.
                                                (registrant)

                                          BY:    /s/  RICHARD HENNESSEY
                                             ----------------------------------
                                                Richard Hennessey, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/s/ KEITH LARKIN                   Treasurer                                   March 16, 2000
-----------------------            and Chairman of the Board
Keith Larkin                       (Principal Executive, Financial
                                   and Accounting Officer)


/s/ RICHARD HENNESSEY              Director, Secretary                         March 16, 2000
----------------------             and President
Richard Hennessey