Form 10KSB40/A
period 1999-10-31
PRO TECH COMMUNICATIONS INC
filed 2000-04-12
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10 - KSB/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          PRO TECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                            59-3281593
------------------------------                      ----------------------------
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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year:    $1,090,551

As of January 29, 2000, the aggregate market value of shares of the registrant's voting stock (based upon the average bid and asked price of such stock as reported by the OTC Bulletin Board of $0.26) held by non-affiliates of the registrant was approximately $887,640. For the purposes of this computation, all executive officers, directors and persons who beneficially own more than five percent of the registrant's securities are deemed affiliates. Such determination should not be an admission that such directors, officers or beneficial owners are, in fact, affiliates of the registrant.

As of January 29, 2000, there were 4,254,000 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None

                                    PART III

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock as of January 29, 2000 by: (1) each of the Company's officers and directors; (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; and (iii) all of the Company's officers and directors as a group:


NAME AND ADDRESS OF                       SHARES OWNED
BENEFICIAL OWNER                          BENEFICIALLY       PERCENTAGE OF CLASS
-------------------                       ------------       -------------------

Keith Larkin                              1,380,000(1)              32.4%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, FL 34946

Richard Hennessey                           200,000(2)               4.7%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, FL 34946

All officers and directors as a group     1,777,700(1)(2)           37.1%
(2 persons)


----------

(1) Includes 540,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.50 per share and expires on April 15, 2001, and 40,000 shares of Common Stock owned by The Seek Foundation, an organization described in Section 501(c)(3) of the Internal Revenue Code of 1954, as amended. The directors of such organization are Keith Larkin and his wife, Cynthia Larkin.

(2) Represents 200,000 shares of Common Stock underlying a stock option, which is presently exercisable at $.375 per share and expires on April 12, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2000.

                                              PRO TECH COMMUNICATIONS, INC.
                                                                (Registrant)



                                              By: /s/ Richard Hennessey
                                                 ----------------------------
                                                 Richard Hennessey, President


         In accordance with the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----

/s/ Richard Hennessey               Director, Secretary and President           April 12, 2000
---------------------------
Richard Hennessey



/s/ Keith Larkin                    Treasurer and Chairman of the               April 12, 2000
---------------------------         Board (Principal Executive,
Keith Larkin                        Financial and Accounting Officer)






