Form 10KSB40/A
period 1999-10-31
PRO TECH COMMUNICATIONS INC
filed 2000-04-26
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          PRO TECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Florida                                            59-3281593
------------------------------                        --------------------------
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

Documents incorporated by reference: None

                                    PART III

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock as of January 29, 2000 by: (1) each of the Company's officers and directors; (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; and (iii) all of the Company's officers and directors as a group:


NAME AND ADDRESS OF                        SHARES OWNED
BENEFICIAL OWNER                           BENEFICIALLY           PERCENTAGE OF CLASS
-------------------                        ------------           -------------------
Keith Larkin                                1,380,000(1)                  32.4%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, FL 34946

Richard Hennessey                             200,000(2)                   4.7%
c/o Pro Tech Communications, Inc.
3311 Industrial 25th Street
Fort Pierce, FL 34946

All officers and directors as a group       1,580,000(1)(2)               37.1%
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

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2000.

                                              PRO TECH COMMUNICATIONS, INC
                                                     (Registrant)



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


Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Richard Hennessey               Director, Secretary and President           April 13, 2000
----------------------------
Richard Hennessey



/s/ Keith Larkin                    Treasurer and Chairman of the               April 13, 2000
----------------------------        Board (Principal Executive,
Keith Larkin                        Financial and Accounting Officer)

