Form 10QSB
period 2000-04-30
PRO TECH COMMUNICATIONS INC
filed 2000-06-14
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period April 30, 2000

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


                  Class                            Number of Shares Outstanding
                                                   on June 14, 2000

Common stack, Par Value $.001 Per Share                      4,266,000

                          PRO TECH COMMUNICATIONS, INC.

                                      Index

                                                                        Page
                                                                        ----
Part I              Financial Information

         Item 1     Financial Statements

                    Balance Sheets at April 30, 2000
                    and 1999 (Unaudited)                                 3

                    Statements of Operations
                    for the Three months ended April 30,
                    2000 and 1999 (Unaudited)                            4

                    Statements of Operations
                    for the Six months ended April 30,
                    2000 and 1999 (Unaudited)                            5


                    Statements of Cash Flows
                    for the Six months ended April 30,
                    2000 and 1999 (Unaudited)                            6

                    Notes to Financial Statements
                    (Unaudited)                                          7

         Item 2     Management's Discussion and Analysis or
                    Plan of Operation                                   10

Part II             OTHER INFORMATION


                    Exhibit 27 Financial Data Schedule
                    (for SEC use only)

SIGNATURES                                                              16

                         PRO TECH COMMUNICATIONS, INC.
                                 Balance Sheets
                        April 30, 2000 and April 30, 1999


                                                                       (unaudited)       (unaudited)
                                                                           2000              1999
                                                                       -----------       -----------
Current Assets:
             Cash and cash equivalents                                     114,295            42,025
             Short-term Investments                                             --           145,083
             Deposits being held                                            45,815                --
             Accounts receivable less allowance for doubtful
             accounts of $18,661 and $14,868 in 2000 and 1999              165,018           263,507
             Inventory (note 2)                                            401,006           363,657
             Other current assets                                           78,338            21,614
                                                                       -----------       -----------

               Total current assets                                        804,472           835,886

             Net property and equipment                                    267,444           177,027
             Due from officer                                               43,743            42,860
                                                                       -----------       -----------

                                                                       $ 1,115,659       $ 1,055,773
                                                                       ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Current short-term borrowings (note 4)                        109,267
             Current portion of capital lease obligations                    8,808                --
             Note payable (note 5)                                         150,000                --
             Accounts Payable                                               98,845            34,969
             Accrued Expenses (note 3)                                     140,483           176,249
                                                                       -----------       -----------

               Total current liabilities                                   507,403           211,218

Capital Lease Obligations                                                    3,552                --
                                                                       -----------       -----------
             Total liabilities                                             510,955           211,218

Stockholder's Equity:
             Common Stock, $.001 par value, authorized 10,000,000
             shares, issued and outstanding 4,266,000 in the
             current fiscal year and 4,254,000 for the comparable
             period (Note 7)                                                 4,266             4,254
             Additional Paid in Capital                                  1,141,566         1,137,018
             Retained Earnings(deficit)                                   (541,128)         (296,717)
                                                                       -----------       -----------


             Total Stockholders' Equity                                    604,704           844,555
                                                                       -----------       -----------

                                                                       $ 1,115,659       $ 1,055,773
                                                                       ===========       ===========



See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

              Three months ended April 30, 2000 and April 30, 1999
                                      (unaudited)

                                                           (UNAUDITED)      (UNAUDITED)
                                                              2000              1999
                                                          -----------       -----------
Net Sales                                                 $   310,135           265,994

Cost of Goods Sold                                            112,472            99,337
                                                          -----------       -----------

              Gross Profit                                    197,663           166,657

Selling, general and administrative expenses                  222,362           222,772
                                                          -----------       -----------

              (Loss) from operations                          (24,699)          (56,115)

Other income (expense):

              Interest income                                      --             2,696
              Interest expense                                (10,869)               --
                                                          -----------       -----------

                          (Loss) before income taxes          (35,568)          (53,419)

Income taxes                                                        0                 0
                                                          -----------       -----------

                          Net (Loss)                      $   (35,568)          (53,419)
                                                          ===========       ===========

Loss per common share:
              Basic                                       $     (0.01)            (0.01)

Average common shares outstanding                           4,258,000         4,254,000
                                                          ===========       ===========


                         PRO TECH COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

               Six months ended April 30, 2000 and April 30, 1999
                                   (unaudited)

                                                          (UNAUDITED)       (UNAUDITED)
                                                              2000              1999
                                                          -----------       -----------
Net Sales                                                 $   517,602           497,155

Cost of Goods Sold                                            124,644           193,076
                                                          -----------       -----------

              Gross Profit                                    392,958           304,079

Selling, general and administrative expenses                  509,392           415,646
                                                          -----------       -----------

              (Loss) from operations                         (116,434)         (111,567)

Other income (expense):

              Interest income                                   1,522             7,069
              Interest expense                                (12,932)               --
                                                          -----------       -----------

                          (Loss) before income taxes         (127,844)         (104,498)

Income taxes                                                        0                 0
                                                          -----------       -----------

                          Net (Loss)                      $  (127,844)         (104,498)
                                                          ===========       ===========

Loss per common share:
              Basic                                       $     (0.03)            (0.02)

Average common shares outstanding                           4,256,000         4,254,000
                                                          ===========       ===========


                          PRO TECH COMMUNICATIONS, INC.
                            Statements of Cash Flows
                   For the Six months ended April 30, 2000 and
                                 April 30, 1999
                                   (unaudited)


                                                                         (unaudited)    (unaudited)
                                                                             2000          1999
                                                                          ---------       ---------
Cash Flows from operating activities:
             Cash received from the sale of merchandise                   $ 558,517         504,224
             Cash paid to vendors and employees                            (773,305)       (763,537)
             Interest received                                                1,512           7,049
             Interest paid                                                     (944)             --
                                                                          ---------       ---------

                         Net cash used by operating activities             (214,220)       (252,244)
                                                                          ---------       ---------

Cash flows from investing activities

             Proceeds on maturity of short-term investments                      --         109,462
             Purchase of property and equipment                             (91,203)        (13,990)

                         Net cash used in investing activities              (91,203)         95,472
                                                                          ---------       ---------

Cash flows from financing activities:
             Proceeds from short-term borrowings                            109,267              --
             Proceeds from long-term borrowings                             150,000              --
             Payments of capital lease obligations                           (4,537)             --
             Proceeds from exercised stock options                            4,560              --
                                                                          ---------       ---------
                         Net cash provided by financing activities          259,290               0
                                                                          ---------       ---------

                         Net (decrease) in cash and cash equivalents        (46,133)       (156,772)

Cash and cash equivalents at the beginning of period                        160,428         198,797
                                                                          ---------       ---------

Cash and cash equivalents at the end of period                              114,295          42,025
                                                                          =========       =========

Reconciliation of net income(loss) to net cash used by
  operating activities:
Net income (loss)                                                         $(127,844)       (104,498)
                                                                          ---------       ---------

Adjustments to reconcile net income (loss) to net cash used
  by operating activities:
             Depreciation and amortization                                   20,506          18,232
             (Decreaes) Increase in accounts receivable                      40,905         (63,272)
             Increase of employee accounts receivable                            --         (12,841)
             Increase in inventory                                         (115,123)       (118,047)
             Decrease in accounts payable                                    (1,259)         (1,411)
             Increase in accrued expenses                                    90,095           2,784
             (Increase)decrease in other assets                             (71,500)          1,127
                                                                          ---------       ---------

                         Total adjustments                                  (86,376)       (147,746)
                                                                          ---------       ---------

                         Net cash used by operating activities            $(214,220)       (252,244)
                                                                          =========       =========


See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

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

         (B)    ACCOUNTING POLICIES

                In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2000 and the results of operations and cash flows for the six months ended April 30, 2000. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1999.

         (C)    RECEIVABLES

                Certain customer receivables accounts are factored with recourse under a short-term financing arrangement, which has been accounted for as a secured borrowing under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

         (E)    COMPREHENSIVE INCOME

                In June 1997, the FASB issued Statement No. 130, reporting comprehensive income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (Fiscal Year 1999 for the Company). During the six months ended April 30, 2000 and 1999, the Company had no components considered to be other comprehensive income.



(2)      INVENTORY

                Inventory at April 30, 2000 and 1999 consists of the following:


                                                     2000             1999
                                                   --------        --------

                 Raw materials                     $ 91,280         102,827
                 Work in process                    146,177         165,308
                 Finished goods                     163,549          95,522
                                                   --------        --------
                                                   $401,006        $363,657



(3)      ACCRUED EXPENSES

                Accrued expenses consisted of the following at April 30, 2000 and 1999:

                                                     2000             1999
                                                   --------        --------
                 Accrued warranty expense          $ 78,038         156,406
                 Other accrued expenses              62,445          19,843
                                                   --------        --------
                                                   $140,483        $176,249
                                                   --------        --------

(4)      SHORT-TERM BORROWINGS

         On December 22, 1999 the Company entered into a short-term factoring arrangement providing for advances of up to $300,000 based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% on each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for additional six month terms, unless terminated by the Company with a 30-day notice. The Company's obligations are collateralized by all of the Company's accounts receivable, inventory, and equipment.

(5)      NOTES PAYABLE

         On March 27, 2000, Pro Tech Communications, Inc. received a loan of $150,000 from Westek Communications, a shareholder of the Company. The loan has an 8.5% interest rate payable when the loan is due. The term of this loan is for one year and due March 27, 2001.

(6)      SUBSEQUENT EVENT

         On June 1, 2000, Pro Tech Communications, Inc. received two separate loans from Balmore, S.A. and Austost Anstalt Schaan for the amounts of $100,000 each at an interest rate of 10% for a total of $200,000. Each loan matures on September 1, 2000. The President personally guarantees the loans.

(7)      STOCKHOLDERS EQUITY

         In accordance with the 1998 Employee Stock Option Plan, 12,000 option shares were exercised in the reporting period at a price of $0.38 providing $4,560 to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
------------------------------------------------------------------------

QUARTER ENDED APRIL 30, 2000 AS COMPARED TO THE YEAR ENDED APRIL 30, 1999:

For the quarter ended April 30, 2000, the Company realized a net loss of $(35,568) compared to a net loss of $(53,419) for the quarter ended April 30,1999. The current reporting year loss improved as result of an increase of sales of the Company's new telephone products along with maintaining the current spending levels to the operation.

Net sales for the current period were 16.5% above the comparable 1999 period, $310,135 versus $265,994 respectively. These sales were as a result of the market introduction of the Company's telephone headsets products targeted for the telephone headset user. Sales were to several small office and call-center environments. The Company hopes to continue to expand the penetration of this market through its existing direct and distributor channels. In addition, the Company signed a marketing agreement with Hello-Direct, a large manufacturer and distributor of telephone headsets and telephony equipment, to market and sell Pro Tech's Trinity headset. The agreement provides the market and distribution of headsets through Hello-Directs's large catalog distribution channel. In addition the Company has begun the sale on its own of this new telephone headset, the Trinity, to several customers. Several of these customers responded positively to this headset. The Company expects sales to dramatically increase in the 3rd and 4th quarter of the current fiscal year. Although this is the Company's intention there is no assurances that they will occur in the future.

The Company continued the sale of its fast food products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. The Company announced on March 17, 2000, that it had received very positive results from the introduction of colored headsets at the International McDonald's Convention. Later in the quarter, the Company expanded its offering of colored headsets to all of its customers.

Gross margin percent increased 1.08% to 63.73% versus 62.65% in the comparable 1999 period as result of the cost savings from the transition of all production offshore to the Far East. This action showed a major reduction in cost of goods produced through the Company's now established Far East manufacturing partners. The Company plans to keep this same supply-chain in place for all existing and new products planned for market introduction in the 3rd quarter of the current fiscal year. These gains were offset by short-term in-house production expenses required to support increased sales of the Company's fast-food product line. Selling, general and administrative expenses (SG&A) for the fiscal year were $222,362 or 72% of revenues versus $222,772 or 84% in revenues in the comparable 1999 period. The Company maintained the same level of expenditures to reduce short-term losses. Management believes that these spending levels can be maintained and still support a planned increase in sales in the 2nd half of this fiscal year.

The Company maintained its total marketing and advertising expenses at $71,771 with $72,072 in the comparable 1999 period to reduce the Company's net loss while supporting several telephone trade shows attended by the Companies marketing staff. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 2nd quarter of the current fiscal year along with the opportunity to perform needed market research necessary to have successful product introductions in the future.

The Company has continued its investment in Research and Development and new product development accounting for investments in mold designs and component testing. The company is also reviewing several possible alliances with companies that have complimentary products which could provide access into several key accounts in the telephone market. Although this is the Company's intention there is no formal agreements in place and no assurances that they will occur in the future. The Company has also applied for one new patent and trademark with the U.S. Patent Office. Net depreciation expenses were $10,371 or 3.3% of revenues in the current fiscal year versus $9,282 or 3.4% of revenues in the comparable 1999 period. This increase was as a result of an increased investment in production molding associated with new product development.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
------------------------------------------------------------------------

SIX MONTHS ENDED APRIL 30, 2000 AS COMPARED TO THE YEAR ENDED APRIL 30, 1999:

For the six months ended April 30, 2000, the Company realized a net loss of $(117,378) compared to a net loss of $(104,498) for the six months ended April 30,1999. The current reporting year loss increased as result of a delay of one quarter in the market introduction of several products for the telephone industry.

Net sales for the current period were 4% above the comparable 1999 period, $517,602 versus $497,155 respectively. These sales were as a result of the market introduction of the Company's telephone headsets products in the second quarter targeted for the telephone headset user. Sales were to several small office and call-center environments. The Company hopes to continue to expand the penetration of this market through its existing direct and distributor channels. In addition, the Company signed a marketing agreement with Hello-Direct, a large manufacturer and distributor of telephone headsets and telephony equipment, to market and sell Pro Tech's Trinity headset. The agreement provides the market and distribution of headsets through Hello-Directs's large catalog distribution channel. In addition the Company has begun the sale on its own of this new telephone headset, the Trinity, to several customers. Several of these customers responded positively to this headset. The Company expects sales to dramatically increase upon the market introduction planned in the 3rd quarter of the current fiscal year. Although this is the Company's intention there is no assurances that they will occur in the future.

Gross margin percent increased 29.23% to 75.92% versus 61.16% in the comparable 1999 period primarily as a result of an adjusting entry of cost of good expenses accrued in the previous year. This action showed a major reduction in cost of goods produced through the Company's now established Far East manufacturing partners. The Company plans to keep this same supply-chain in place for all existing and new products planned for market introduction in the 3rd quarter of the current fiscal year. Selling, general and administrative expenses (SG&A) for the fiscal year were $509,392 or 98% of revenues versus $415,646 or 84% in revenues in the comparable 1999 period. This increase is attributed to continued investments in new product development along increased investments in the operation in the 1st quarter to gain productivity improvements in the operation. The remaining expenditures were for expensed anti-virus software to insure no disruption in the operation from any virus attacks in the Company's enterprise systems.

The Company increased its total marketing and advertising expenses at $129,856 with $112,614 in the comparable 1999 period to support several telephone trade shows attended by the Companies marketing staff. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 2nd quarter of the current fiscal year along with the opportunity to perform needed market research necessary to have successful product introductions in the future.

The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. The company is also reviewing several possible alliances with companies that have complimentary products which could provide access into several key accounts in the telephone market. Although this is the Company's intention there is no formal agreements in place and no assurances that they will occur in the future. The Company has also applied for one assigned patent and one trademark with the U.S. Patent Office. Net depreciation expenses increased to $20,506 or 6.6% of revenues in the current fiscal year versus $18,332 or 6.8% of revenues in the comparable 1999 period. This increase was as a result of an increased investment in production molding associated with new product development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 1.59 to
1.00 at April 30, 2000 as compared to 3.95 to 1.00 at January 31, 2000. At April 30, 2000, the Company's current assets exceeded its current liabilities by approximately $297,069.

During the current fiscal year, the Company has funded its working capital requirements with cash flow from operations and short-term borrowings. Management does not believe that the Company has sufficient funds to meet the Company's anticipated working capital requirements for the next 12 months and therefore on December 22, 1999, the Company entered into a short-term factoring arrangement providing for advances of up $300,000, based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% of each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the total factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for an additional six month terms, unless terminated by the Company with 30 days notice. The Company's obligations are collateralized by all of the Company's account receivable, inventory, and equipment.

In addition, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company, on March 27, 2000, obtained a loan from Westek Communications Inc. for amount of $150,000 payable in one year with an interest rate of 8.5%. This capital will fund existing product development along with the associated market introduction and promotion of these new products. It is anticipated that the Company will seek to raise such additional financing through a private or public offering of equity and/or through its potential relationship with the NCT Group, Inc. On March 8, 2000 the Company has entered in to an agreement with The NCT Group, Inc. to purchase 60% of the shares of the Company for $3,000,000 pending shareholder approval. Related but separate to this transaction the Company, on June 1, 2000, obtained bridge financing through The NCT Group, Inc. of $200,000 to support existing product development and working capital requirements from the expansion of sales into targeted markets.

PART II - OTHER INFORMATION

       (a)      Exhibits

                 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2000.

                                           PRO TECH COMMUNICATIONS, INC.
                                                   (REGISTRANT)



                                           By: /s/ Richard Hennessey
                                               --------------------------------
                                               Richard Hennessey, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signature                           Title                                       Date
---------                           -----                                       ----

/s/ Keith Larkin                    Treasurer                                   June 14, 2000
------------------------------      and Chairman of the Board
Keith Larkin                        (Principal Executive, Financial
                                    and Accounting Officer)


/s/ Richard Hennessey               Director, Secretary                         June 14, 2000
------------------------------      and President
Richard Hennessey

