Form 10QSB
period 2000-07-31
PRO TECH COMMUNICATIONS INC
filed 2000-09-14
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period July 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          PROTECH COMMUNICATIONS, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                       59-3281593
  -------------------------------               -------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                              Number)

             3311 INDUSTRIAL 25TH STREET, FORT PIERCE, FLORIDA 34946
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 464-5100
------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last predictable date:

                                                Number of Shares Outstanding
                 Class                          on September 14, 2000
                 -----                          ----------------------------


Common stock, Par Value $.001 Per Share         4,266,000

                          PRO TECH COMMUNICATIONS, INC.

                                      Index

                                                                        Page
                                                                        ----
Part I              Financial Information

         Item 1     Financial Statements

                    Balance Sheets at July 31, 2000
                    and 1999 (Unaudited)                                   3

                    Statements of Operations
                    for the Three months ended July 31,
                    2000 and 1999 (Unaudited)                              4

                    Statements of Operations
                    for the Nine months ended July 31,
                    2000 and 1999 (Unaudited)                              5

                    Statements of Cash Flows
                    for the Nine months ended July 31,
                    2000 and 1999 (Unaudited)                              6

                    Notes to Financial Statements
                    (Unaudited)                                            7

         Item 2     Management's Discussion and Analysis or
                    Plan of Operation                                     10

Part II             OTHER INFORMATION

         Item 4     Submission of matters to a vote of Security
                    Holders                                               12

         Item 5     Other Information                                     13

         Item 6     Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                                14

                          PRO TECH COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                         July 31, 2000 and July 31, 1999


                                                                                          (UNAUDITED)           (UNAUDITED)
                                                                                              2000                 1999
                                                                                          -----------           -----------
Current Assets:
             Cash and cash equivalents .........................................          $   136,503           $    49,513
             Short-term Investments ............................................                   --               147,652
             Deposits being held ...............................................               12,810                    --
             Accounts receivable less allowance for doubtful
             accounts of $18,661 and $14,868 in 2000 and 1999, .................              403,316               150,716
             Inventory (note 2) ................................................              523,762               378,715
             Other current assets ..............................................               91,682                64,474
                                                                                          -----------           -----------

               Total current assets ............................................          $ 1,168,073           $   791,070

             Net property and equipment ........................................              262,735               202,771
             Due from officer ..................................................               43,743                42,860
                                                                                          -----------           -----------

                                                                                          $ 1,474,551           $ 1,036,701
                                                                                          ===========           ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Current short-term borrowings (note 4) ............................          $   183,500           $        --
             Current portion of capital lease obligations ......................                8,808                    --
             Notes Payable (note 5).............................................              449,975
             Accounts Payable ..................................................              109,334                72,155
             Accrued Expenses (note 3) .........................................              135,418               201,904
                                                                                          -----------           -----------
               Total current liabilities .......................................          $   887,035           $   274,059

Capital Lease Obligations ......................................................                1,945                    --
                                                                                          -----------           -----------
             Total liabilities .................................................          $   888,980           $   274,059

Stockholder's Equity:
             Common Stock, $.001 par value, authorized 10,000,000 shares, issued and outstanding 4,266,000 in the current fiscal year and 4,254,000
             for the comparable period .........................................                4,266                 4,254
             Additional Paid in Capital ........................................            1,141,566             1,137,018
             Retained Earnings(deficit) ........................................             (560,261)             (378,630)
                                                                                          -----------           -----------

             Total Stockholders' Equity ........................................          $   585,571           $   762,642

                                                                                          -----------           -----------

                                                                                          $ 1,474,551           $ 1,036,701
                                                                                          ===========           ===========



See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
               Three months ended July 31, 2000 and July 31, 1999
                                   (unaudited)


                                                              (UNAUDITED)           (UNAUDITED)
                                                                  2000                 1999
                                                              -----------           -----------

Net Sales ..........................................          $   506,826           $   269,379

Cost of Goods Sold .................................              163,909                95,345
                                                              -----------           -----------

              Gross Profit .........................          $   342,917           $   174,034

Selling, general and administrative expenses .......              351,174               240,364
                                                              -----------           -----------

              (Loss) from operations ...............          $    (8,257)          $   (66,330)

Other income (expense):
              Interest income ......................                  114                 1,699
              Interest expense .....................              (10,990)                   --
                                                              -----------           -----------

                          (Loss) before income taxes          $   (19,133)          $   (64,631)

Income taxes .......................................                    0                     0
                                                              -----------           -----------

                          Net (Loss) ...............          $   (19,133)          $   (64,631)
                                                              ===========           ===========

Income (loss) per common share:
              Basic ................................          $     (0.00)          $     (0.02)
                                                              ===========           ===========
Average common shares outstanding ..................            4,266,000             4,254,000
                                                              ===========           ===========





See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                Nine months ended July 31, 2000 and July 31, 1999
                                   (unaudited)


                                                              (UNAUDITED)           (UNAUDITED)
                                                                  2000                 1999
                                                              -----------           -----------
Net Sales ..........................................          $ 1,025,164           $   769,624

Cost of Goods Sold .................................              288,210               288,420
                                                              -----------           -----------

              Gross Profit .........................          $   736,954           $   481,204

Selling, general and administrative expenses .......              861,521               676,383
                                                              -----------           -----------

              (Loss) from operations ...............          $  (120,021)          $  (195,179)

Other income (expense):

              Interest income ......................                1,512                 8,768
              Interest expense .....................              (23,922)                   --
                                                              -----------           -----------

                          (Loss) before income taxes          $  (146,977)          $  (186,411)

Income taxes .......................................                    0                     0
                                                              -----------           -----------

                          Net (Loss) ...............          $  (146,977)          $  (186,411)
                                                              ===========           ===========

Loss per common share:
              Basic ................................          $     (0.03)          $     (0.04)
                                                              ===========           ===========
Average common shares outstanding ..................            4,266,000             4,254,000
                                                              ===========           ===========



See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
           For the Nine months ended July 31, 2000 and July 31, 1999
                                  (unaudited)


                                                                                      (UNAUDITED)           (UNAUDITED)
                                                                                          2000                 1999
                                                                                      -----------           -----------
Cash Flows from operating activities:
              Cash received from the sale of merchandise ...................          $   810,359           $   830,714
              Cash paid to vendors and employees ...........................           (1,370,566)           (1,045,982)
              Interest received ............................................                1,512                 8,768
              Interest paid ................................................                 (944)                   --
                                                                                      -----------           -----------

                          Net cash used by operating activities ............          $  (559,639)          $  (206,500)
                                                                                      -----------           -----------

Cash flows from investing activities
              Proceeds on maturity of short-term investments ...............                   --                    --
              Purchase of property and equipment ...........................          $   (96,866)          $   106,993
                                                                                      -----------           -----------

                          Net cash provided (used) in investing activities..          $   (96,866)          $   (49,677)
                                                                                      -----------           -----------

Cash flows from financing activities:
              Proceeds of short-term borrowings ............................          $   636,109           $    57,316
              Proceeds from long-term borrowings ...........................                    0                    --
              Proceeds from exercised stock options ........................                4,560                    --
              Payments of capital lease obligations ........................               (8,089)                   --
                                                                                      -----------           -----------

                          Net cash provided by financing activities ........          $   632,580                    --
                                                                                      -----------           -----------

                          Net (decrease) in cash and cash equivalents ......          $   (23,925)          $  (149,184)

Cash and cash equivalents at the beginning of period .......................              160,428               198,797
                                                                                      -----------           -----------

Cash and cash equivalents at the end of period .............................          $   136,503           $    49,513
                                                                                      ===========           ===========
Reconciliation of net income(loss) to net cash used by operating activities:
Net income(loss) ...........................................................          $  (146,977)          $  (186,411)
                                                                                      -----------           -----------

Adjustments to reconcile net income(loss) to net cash used by operating activities:
              Depreciation and amortization ................................          $    30,878           $    28,175
              Decrease(increase) in accounts receivable ....................             (197,393)               64,110
              Increase in inventory ........................................             (237,879)             (133,105)
              Increase in accounts payable .................................                6,596                35,775
              Increase in accrued expenses .................................               36,975                28,439
              Increase in other assets .....................................              (51,839)              (43,483)
                                                                                      -----------           -----------

                          Total adjustments ................................          $  (412,662)          $   (20,089)
                                                                                      -----------           -----------
                          Net cash used by operating activities ............          $  (559,639)          $  (206,500)
                                                                                      ===========           ===========



See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                                   (UNAUDITED)

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

         (B)    ACCOUNTING POLICIES

                In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 2000 and the results of operations and cashflows for the three months ended and nine months ended July 31, 2000. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended October 31, 1999.

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

         (D)    COMPREHENSIVE INCOME

                In June 1997, the FASB issued Statement No. 130, reporting comprehensive income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (Fiscal Year 1999 for the Company). During the nine months ended July 31, 2000 and 1999, the Company had no components considered to be other comprehensive income.

         (2)    INVENTORY

                Inventory at July 31, 2000 and 1999 consists of the following:

                                       2000                1999
                                    --------            --------
         Raw materials              $127,687            $131,358
         Work in process              99,508             116,313
         Finished goods              296,567             130,906
                                    --------            --------
                                    $523,762            $378,715
                                    ========            ========

       (3)      ACCRUED EXPENSES

                Accrued expenses consisted of the following at July 31, 2000 and 1999:

                                               2000                 1999
                                             --------            --------

         Accrued warranty expense            $ 78,038            $174,246
         Other accrued expenses .              57,380              27,658
                                             --------            --------
                                             $135,418            $201,904
                                             ========            ========

         (4)    SHORT-TERM BORROWINGS

                The December 22, 1999 the Company entered into a short-term factoring arrangement providing for advances of up to $300,000 based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% on each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for additional six month terms, unless terminated by the Company with a 30-day notice. The Company's obligations are collateralized by all of the Company's accounts receivable, inventory, and equipment.

         (5)    NOTES PAYABLE

                On March 27, Pro Tech Communications, Inc. received a loan of $150,000 from Westek Communications. The loan has an 8.5% interest rate payable when the loan is due. The term of this loan is for one year and due March 27, 2001.

                On June 6, Pro Tech Communications, Inc. received a loan of $100,000 from Balmore, S.A. The maturity of the loan is ninety days, or due September 1, 2000. The loan has a 10% interest rate from the maturity date until the loan is paid in full.

                On June 7, Pro Tech Communications, Inc. received a loan of $100,000 from Austost Anstalt Schaan. The maturity of the loan is ninety days, or due September 1, 2000. The loan has a 10% interest rate from the maturity date until the loan is paid in full.

                On July 6, Pro Tech Communications, Inc. received a loan of $99,975 from Zakeni Limited. The maturity of the loan is ninety days, or due October 1, 2000. The loan has a 10% interest rate from the maturity date until the loan is paid in full.

         (6)    SUBSEQUENT EVENT

                Subject to the completion of certain closing conditions, on September 13, 2000, Pro Tech Communications, Inc., and NCT Hearing Products, Inc. ("NCT") entered into a stock purchase agreement and a license agreement, pursuant to which Pro Tech Communications, Inc. has agreed to issue to NCT approximately
                22.5 million shares of the common stock of Pro Tech Communications, Inc., representing 60% of its outstanding common stock on a fully diluted basis. As consideration for the issuance of such shares, NCT granted Pro Tech Communications, Inc. an exclusive license to use certain intellectual property of NCT in connection with the telephone headset products of Pro Tech Communications, Inc. As part of the transaction, three representatives of NCT will be appointed to the Board of Directors of Pro Tech Communications, Inc., thereby giving NCT control of the five-person Board of Directors of Pro Tech Communications, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS

------------------------------------------------------------------------

QUARTER ENDED JULY 31, 2000 AS COMPARED TO THE YEAR ENDED JULY 31, 1999:

For the quarter ended July 31, 2000, the Company realized a net loss of $(19,133) compared to a net loss of $(64,631) for the quarter ended July 31,1999. The current reporting year loss improved as result of an increase of sales of the Company's new telephone products along with maintaining the current spending levels to the operation.

Net sales for the current period were 88% above the comparable 1999 period, $506,826 versus $269,379 respectively. These sales resulted from the market introduction of the Company's telephone headsets products targeted for the telephone headset user. Sales were to several small office and call-center environments. The Company hopes to continue to expand the penetration of this market through its existing direct and distributor channels. In addition, the Company has increased shipments this quarter as a result of a marketing agreement with Hello-Direct, a large manufacturer and distributor of telephone headsets and telephony equipment, to market and sell Pro Tech's Trinity headset. The agreement provides the market and distribution of headsets through Hello-Direct's large catalog distribution channel. In addition the Company has begun the sale on its own of this new telephone headset, the Trinity, to several customers. Several of these customers responded positively to this headset. The Company expects sales to increase upon the market introduction of several new products planned for sale during the fourth quarter of the current fiscal year. Although this is the Company's intention, there can be no assurances that such sales will occur in the fourth quarter or at any time in the future.

The Company continued the sale of its fast food products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. Sales remained strong in this market particularly through the Company's distributor sales channel. In addition, the Company continues to benefit from a previously announced market introduction of colored headsets at the International McDonald's Convention.

Gross margin percent improved 3.06% to 67.66% versus 64.60% in the comparable 1999 period as result of the cost savings from the transition of all production offshore to the Far East. This action showed a major reduction in cost of goods produced through the Company's now established Far East manufacturing partners. However this improvement was offset by the need to continue to produce some sub-assemblies at the Company's corporate offices in order to support the dramatic increase in sales this quarter. The Company plans to keep the same supply-chain and manufacturing process in place for all existing and new products planned for market introduction in the 4th quarter of the current fiscal year. Selling, general and administrative expenses (SG&A) for the fiscal year were $351,174 or 69% of revenues versus $240,364 or 89% in revenues in the comparable 1999 period. This increase of $180,592 was the result of the Company's increasing expenditures in marketing and sales relating to the expansion into the telephone headset market.

The Company increased its total marketing and associated advertising expenses to $109,940 with $97,266 in the comparable 1999 period to support several telephone trade shows attended by the Companies marketing staff. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the current fiscal year along with the opportunity to perform needed market research necessary to have successful product introductions in the future. The Company also incurred one-time charges of $15,000 in support of an existing investment banking relationship.

The Company has continued its investment in Research and Development and new product development accounting for investments in mold designs and component testing. The Company is also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market. Although this is the Company's intention, there are no formal agreements in place and no assurances can be given that they will occur in the future. Net depreciation expenses increased to $10,371 or 2.1% of revenues in the current fiscal year versus $9,942 or 3.6 % of revenues in the comparable 1999 period. This increase was as a result of an increased investment in production molding associated with new product development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS (CONTINUED)

------------------------------------------------------------------------

NINE MONTHS ENDED JULY 31, 2000 AS COMPARED TO THE YEAR ENDED JULY 31, 1999:

For the nine months ended July 31, 2000, the Company realized a net loss of $(146,977) compared to a net loss of $(186,411) for the nine months ended July 31,1999. The current reporting year loss improved as result of an increase of sales of the Company's new telephone products along with maintaining the current spending levels to the operation.

Net sales for the current period were 33% above the comparable 1999 period, $1,025,164 versus $769,624, respectively. These sales resulted from the market introduction of the Company's telephone headsets products targeted for the telephone headset user. Sales were to several small office and call-center environments. The Company hopes to continue to expand the penetration of this market through its existing direct and distributor channels. In addition, the Company continues to benefit from an expanded marketing agreement with Hello-Direct, a large manufacturer and distributor of telephone headsets and telephony equipment, to market and sell Pro Tech's Trinity headset. The agreement provides the market and distribution of headsets through Hello-Direct's large catalog distribution channel. In addition the Company has begun the sale on its own of this new telephone headset, the Trinity, to several customers. Several of these customers responded positively to this headset. The Company expects sales to increase upon the market introduction of several new products planned in the fourth quarter of the current fiscal year. Although this is the Company's intention, there can be no assurances that such sales will occur in the fourth quarter or at any time in the future.

Gross margin percent improved 9.36% to 71.88% versus 62.52% in the comparable 1999 period primarily as a result of an adjusting entry of cost of good expenses accrued in the previous year offset this year along with the cost savings from the transition of all production offshore to the Far East. This action showed a major gain in cost of goods produced through the Company's now established Far East manufacturing partners. The Company plans to keep this same supply-chain in place for all current and new products planned for market introduction in the 4th quarter of the current fiscal year. Selling, general and administrative expenses (SG&A) for the fiscal year were $861,521 or 84% of revenues versus $676,383 or 88% in revenues in the comparable 1999 period. This decrease was the result of the Company's goal to control existing spending levels corresponding increase in net sales.

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

The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. The Company is also reviewing several possible alliances with companies that have complimentary products which could provide access into several key accounts in the telephone market. Although this is the Company's intention, there are no formal agreements in place and no assurances can be given that they will occur in the future. Net depreciation expenses increased to $30,878 or 3.0% of revenues in the current fiscal year versus $28,175 or 3.7% of revenues in the comparable 1999 period. This increase was as a result of an increased investment in production molding associated with new product development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

==============================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio (current assets to current liabilities) was 1.32 to
1.00 at July 31, 2000 as compared to 2.88 to 1.00 at July 31, 2000. At April 31, 2000, the Company's current assets exceeded its current liabilities by approximately $281,038.

During the current fiscal year, the Company has funded its working capital requirements with cash flow from operations and short-term borrowings. Management does not believe that the Company has sufficient funds to meet the Company's anticipated working capital requirements for the next 12 months and therefore on December 22, 1999, the Company entered into a short-term factoring arrangement providing for advances of up $300,000, based on 80% of selected accounts receivable factored under the agreement on a recourse basis. The Company is charged a factoring fee of 1% of each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month is 1% of the total factoring plan, or $3,000, during the life of the agreement, which is for six months and automatically renewable for an additional six month terms, unless terminated by the Company with 30 days notice. The Company's obligations are collateralized by all of the Company's account receivable, inventory, and equipment. On March 14, 2000, the Company obtained a net advance of $339,446 under the agreement.

In addition, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company, on March 27, 2000, obtained a loan from Westek Communications Inc. for $150,000 payable in one year with an interest rate of 8.5%. This capital will fund existing product development along with the associated market introduction and promotion of these new products. It is anticipated that the Company will seek to raise additional financing as a result of its relationship with NCT Hearing Products, Inc. and its parent company NCT Group, Inc. On June 7, and July 7, 2000, the Company obtained bridge financing of $299,975 through the NCT Group, Inc. in order to support existing product development and working capital requirements.

PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.