Form 10QSB/A
period 2000-07-31
PRO TECH COMMUNICATIONS INC
filed 2000-09-15
CIK 945481

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

PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Company's shareholders was held on August 11, 2000. Of the 4,266,000 shares of common stock outstanding on the record date June 20, 2000, a total of 4,003,888 shares were represented in person or by proxy.

         (i)      The following Directors were re-elected effective August 11,
                  2000:

                                                       VOTES CAST
                                               -------------------------------
                                               FOR         AGAINST OR WITHHELD
                                               ---         -------------------

                   Keith Larkin            3,778,788                 0
                   Rich Hennessey          3,778,788                 0

(b)      (ii)     The vote to approve an amendment to Pro Tech's Articles of
                  Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 40,000,000 shares and to create a new class of 1,000,000 shares of blank check preferred stock was 2,269,587 for, 609,350 against.

         (iii) The vote to amend the Company's 1998 Stock Option Plan increasing the number of shares under he 1998 Plan from 500,000 to 2,000,000 shares of Common stock was 2,249,562 for, 623,250 against

         (iv) The vote to approve Morgan Jacoby Thurn and Boyle as Independent Accountants for the year 2000 at a fee to be agreed by the Directors was 3,758,138 for, 230,050 against.

ITEM 5. OTHER INFORMATION

         Subject to the completion of certain closing conditions, on September 13, 2000, the Company and NCT Hearing Products, Inc. ("NCT") entered into a stock purchase agreement and a license agreement, pursuant to which the Company has agreed to issue to NCT approximately 22.5 million shares of the Company's common stock, representing 60% of its outstanding common stock on a fully diluted basis. As consideration for the issuance of such shares, NCT granted the Company an exclusive license to use certain intellectual property of NCT in connection with the telephone headset products of the Company. The license is royalty free unless and until NCT owns less than 50% of the Company's common stock on a fully diluted basis. If NCT's percentage ownership of common stock is less than 50%, the Company will be required to pay NCT a royalty of 6% of net sales.

         As part of the transaction, the Company will cause Cy E. Hammond, Irene Lebovics and Michael J. Parrella, three representatives of NCT, to be appointed to the Company's present two person Board of Directors, thereby giving NCT control of the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      3(i)     Amended and Restated Articles of Incorporation of the Company
                  as filed with the Secretary of the State of Florida on August 2, 2000.

         3(ii)    Bylaws of the Company.

         27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on Septemebr 14, 2000.

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


SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/s/ KEITH LARKIN                    TREASURER                                   SEPTEMBER 14, 2000
-----------------------             AND CHAIRMAN OF THE BOARD
KEITH LARKIN                        (PRINCIPAL EXECUTIVE, FINANCIAL
                                    AND ACCOUNTING OFFICER)

/s/ RICHARD HENNESSEY               DIRECTOR, SECRETARY                         SEPTEMBER 14, 2000
-----------------------             AND PRESIDENT
RICHARD HENNESSEY
