Form 10QSB/A
period 2000-07-31
PRO TECH COMMUNICATIONS INC
filed 2000-09-15
CIK 945481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                Amendment No. 2

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
                                                              ===========           ===========





See accompanying notes to financial statements

                          PRO TECH COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                Nine months ended July 31, 2000 and July 31, 1999
                                   (unaudited)


                                                              (UNAUDITED)           (UNAUDITED)
                                                                  2000                 1999
                                                              -----------           -----------
Net Sales ..........................................          $ 1,025,164           $   769,624

Cost of Goods Sold .................................              288,210               288,420
                                                              -----------           -----------

              Gross Profit .........................          $   736,954           $   481,204

Selling, general and administrative expenses .......              861,521               676,383
                                                              -----------           -----------

              (Loss) from operations ...............          $  (124,567)          $  (195,179)

Other income (expense):

              Interest income ......................                1,512                 8,768
              Interest expense .....................              (23,922)                   --
                                                              -----------           -----------

                          (Loss) before income taxes          $  (146,977)          $  (186,411)

Income taxes .......................................                    0                     0
                                                              -----------           -----------

                          Net (Loss) ...............          $  (146,977)          $  (186,411)
                                                              ===========           ===========

Loss per common share:
              Basic ................................          $     (0.03)          $     (0.04)
                                                              ===========           ===========
Average common shares outstanding ..................            4,266,000             4,254,000
                                                              ===========           ===========



See accompanying notes to financial statements

                         PRO TECH COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
           For the Nine months ended July 31, 2000 and July 31, 1999
                                  (unaudited)


                                                                                      (UNAUDITED)           (UNAUDITED)
                                                                                          2000                 1999
                                                                                      -----------           -----------
Cash Flows from operating activities:
              Cash received from the sale of merchandise ...................          $   810,359           $   830,714
              Cash paid to vendors and employees ...........................           (1,370,566)           (1,045,982)
              Interest received ............................................                1,512                 8,768
              Interest paid ................................................                 (944)                   --
                                                                                      -----------           -----------

                          Net cash used by operating activities ............          $  (559,639)          $  (206,500)
                                                                                      -----------           -----------

Cash flows from investing activities
              Proceeds on maturity of short-term investments ...............                   --               106,993
              Purchase of property and equipment ...........................          $   (96,866)          $   (49,677)
                                                                                      -----------           -----------

                          Net cash provided (used) in investing activities..          $   (96,866)          $    57,316
                                                                                      -----------           -----------

Cash flows from financing activities:
              Proceeds of short-term borrowings ............................          $   636,109           $        --
              Proceeds from long-term borrowings ...........................                    0                    --
              Proceeds from exercised stock options ........................                4,560                    --
              Payments of capital lease obligations ........................               (8,089)                   --
                                                                                      -----------           -----------

                          Net cash provided by financing activities ........          $   632,580                    --
                                                                                      -----------           -----------

                          Net (decrease) in cash and cash equivalents ......          $   (23,925)          $  (149,184)

Cash and cash equivalents at the beginning of period .......................              160,428               198,797
                                                                                      -----------           -----------

Cash and cash equivalents at the end of period .............................          $   136,503           $    49,513
                                                                                      ===========           ===========
Reconciliation of net income(loss) to net cash used by operating activities:
Net income(loss) ...........................................................          $  (146,977)          $  (186,411)
                                                                                      -----------           -----------

Adjustments to reconcile net income(loss) to net cash used by operating activities:
              Depreciation and amortization ................................          $    30,878           $    28,175
              Decrease(increase) in accounts receivable ....................             (197,393)               64,110
              Increase in inventory ........................................             (237,879)             (133,105)
              Increase in accounts payable .................................                6,596                35,775
              Increase in accrued expenses .................................               36,975                28,439
              Increase in other assets .....................................              (51,839)              (43,483)
                                                                                      -----------           -----------

                          Total adjustments ................................          $  (412,662)          $   (20,089)
                                                                                      -----------           -----------
                          Net cash used by operating activities ............          $  (559,639)          $  (206,500)
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

         (2)    INVENTORY

                Inventory at July 31, 2000 and 1999 consists of the following:

                                       2000                1999
                                    --------            --------
         Raw materials              $127,687            $131,358
         Work in process              99,508             116,313
         Finished goods              296,567             131,044
                                    --------            --------
                                    $523,762            $378,715
                                    ========            ========

       (3)      ACCRUED EXPENSES

                Accrued expenses consisted of the following at July 31, 2000 and 1999:

                                               2000                 1999
                                             --------            --------

         Accrued warranty expense            $ 78,038            $174,246
         Other accrued expenses .              57,380              27,658
                                             --------            --------
                                             $135,418            $201,904
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

Gross margin percent improved 3.06% to 67.66% versus 64.60% in the comparable 1999 period as result of the cost savings from the transition of all production offshore to the Far East. This action showed a major reduction in cost of goods produced through the Company's now established Far East manufacturing partners. However this improvement was offset by the need to continue to produce some sub-assemblies at the Company's corporate offices in order to support the dramatic increase in sales this quarter. The Company plans to keep the same supply-chain and manufacturing process in place for all existing and new products planned for market introduction in the 4th quarter of the current fiscal year. Selling, general and administrative expenses (SG&A) for the fiscal year were $351,174 or 69% of revenues versus $240,364 or 89% in revenues in the comparable 1999 period. This increase of $110,810 was the result of the Company's increasing expenditures in marketing and sales relating to the expansion into the telephone headset market.

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

Gross margin percent improved 9.36% to 71.88% versus 62.52% in the comparable 1999 period primarily as a result of an adjusting entry of cost of good expenses accrued in the previous year offset this year along with the cost savings from the transition of all production offshore to the Far East. This action showed a major gain in cost of goods produced through the Company's now established Far East manufacturing partners. The Company plans to keep this same supply-chain in place for all current and new products planned for market introduction in the 4th quarter of the current fiscal year. Selling, general and administrative expenses (SG&A) for the fiscal year were $861,521 or 84% of revenues versus $676,383 or 88% in revenues in the comparable 1999 period. This increase of $180,592 was the result of the Company's expansion into the telephone headset market.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     *3(i)     Amended and Restated Articles of Incorporation of the Company
                  as filed with the Secretary of the State of Florida on August 2, 2000.

        *3(ii)    Bylaws of the Company.

        *27       Financial Data Schedule (for SEC use only)

*Previously filed on Form 10-QSB.

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
