Form 10-K
period 2000-10-31
PRO TECH COMMUNICATIONS INC
filed 2001-02-14
CIK 945481

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED      October 31, 2000
                               -------------------------------------------------

Commission File Number:
                       ---------------------------------------------------------

PRO TECH COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

FLORIDA                                                         59-3281593
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer or
incorporation organization)                                 Identification No.)

3311 Industrial 25th Street, Fort Pierce, Florida.                  34946
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(561) 464-5100
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          /X/ Yes     /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
nonaffiliates of the Registrant was $13.0 million as of February 12, 2001.

The number of shares outstanding of the Registrant's common stock is 29,800,391 asof February 12, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Certain information contained in the Proxy Statement for the Annual Meeting of
     Stockholders of Registrant to be filed with the Securities and Exchange
          Commission on or before February 28, 2001, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

A.    General Business Developments

Pro Tech Communications, Inc. (the "Company") was incorporated in the State of Florida on October 5, 1994. From August 30, 1991 to October 31, 1994, the Company's business was conducted by Pro Tech Systems, a limited partnership organized under the laws of the State of California. Keith Larkin, the Chairman of the Board, Chief Executive Officer and Treasurer of the Company, was general partner of Pro Tech Systems and there were 12 limited partners in the limited partnership. From the formation of Pro Tech Systems in August 1991 until June 1993, the limited partnership was involved in engineering and designing lightweight telecommunications headsets as well as preliminary marketing efforts for the product. From June 1993 until October 1994, Pro Tech Systems was engaged in limited manufacturing and marketing activities for its product. On November 1, 1994, all of the assets of Pro Tech Systems were transferred to the Company as consideration for the issuance of 2,000,000 shares of the Company's common stock, par value $.001 per share, which were subsequently distributed on a pro rata basis to each of the partners of the partnership. Effective December 13, 1994, Pro Tech Systems was formally dissolved. On September 13, 2000, the Company completed a transaction whereby it sold 23,702,750 shares of its common stock , representing approximately 83% of its outstanding common stock, to NCT Hearing Products, Inc. ("NCT Hearing"), a wholly-owned subsidiary of NCT Group, Inc. ("NCT"), in exchange for exclusive rights to certain NCT technologies for use in lightweight cellular, multimedia and telephony headsets.

The Company presently designs, develops, manufactures and markets lightweight telecommunications headsets. The Company's headsets employ new concepts in advanced lightweight design and marketing strategies involving the sale of the Company's product directly to the commercial headset market as a replacement for its competitors' products. The Company presently sells its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers. The Company's products include:

o     ProCom Headset
o     A-10 Amplifier (telephone)
o     Apex Headset
o     Trinity Headset
o     A-27 Amplifier

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

B.    Industry Background

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies who manufacture telephone headsets, each of which possesses greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, Inc. ("Plantronics"), the world's largest manufacturer of lightweight telephone headsets. Plantronics was founded by Mr. Larkin. The Company estimates Plantronics' share of the market to be approximately 46% worldwide. Plantronics reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) were approximately $320 million for the fiscal year 2000. Other competitors include GN Netcom, Inc. and Hello Direct. In 1997, GN NetCom, Inc. purchased both UNEX Corporation and ACS Wireless in an attempt to grow its market share through acquisitions and recently announced the potential acquisition of Hello Direct. ACS Wireless was founded by Mr. Larkin. The Company believes GN Netcom, Inc. has a market share of approximately 29% worldwide.

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

C.    Existing Products

The ProCom.

The Company's initial entry into the lightweight fast-food headset market is the "ProCom." Weighing less than 2 ounces, the ProCom is worn by users over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom, which connects to the ProCom's microphone. The ProCom headset connects to the wireless belt-pack system with the use of various plug types offered by the wireless belt-pack providers sold in many fast-food franchises around the world. See
"BUSINESS -- Competition." The Company is presently selling the ProCom to distributors at prices ranging from $20.00 to $49.00 per headset, and the product is sold by the Company to retailers for $54.00 per headset.

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

The Manager's Headset.

The manager's headset is a lightweight over-the-ear fast-food headset which provides improved comfort to the fast-food store manager monitoring drive-thru activity. It was introduced and favorably received in February of this fiscal year and the Company will continue to offer this headset in the Company's fast-food product line for the fiscal year 2001. The Company sells this headset in a range from $24.50 to $46.00 depending on volumes purchased.

The APEX.

The Company introduced the APEX headset for sale in the second quarter of 1999. After conducting its own market research, the Company determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result, the Company designed the APEX to incorporate both of these features, which should enhance the Company's ability to market the product to cellular, personal computer and small office telephone users. The Company had offered the headset version initially, followed by the interchangeable version. The APEX is a commercial adaptation of the headset that the Company has designed for use by the National Aeronautics and Space Administration ("NASA"). Boeing Defense and Space Group ("Boeing") is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The Company was chosen by The Boeing Corporation as a supplier of telephone headsets for NASA projects after the Company provided Boeing with product specifications which met NASA's requirements for the product. Boeing also subjected the Company's product to various tests in order to ensure that the product would function under conditions for space travel. See BUSINESS-- Marketing and Sales". The APEX is a smaller design of the Trinity, with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user for the headset thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear. The Company presently sells the APEX to distributors at prices ranging from $40.00 to $62.00 per headset. The APEX is being sold by distributors and directly by the Company to end-users for $99.00 per headset.

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

The A-27 Amplifier.

The A-27 amplifier is the first in a series of amplifiers specifically designed for automatic control distributors (ACD) or phone systems which use the standard PJ-237 2-prong plug as their interface. This amplifier will employ noise suppression technology designed by the Company. Three patent applications were filed in fiscal year 2000. The A-27 was introduced into the call-center market in the 2nd quarter of fiscal year 2000. The Company presently sells the A-27 Amplifier to distributors at prices ranging from $67.00 to $89.00 per amplifier. The A-27 Amplifier is being sold by distributors and directly by the Company to end-users for $127.00 per amplifier.

The Active Series Headset.

The Active Series Headset was introduced in the 2nd quarter of fiscal year 2000. These headsets are designed for the mobile headset user. Cellular phone users and automobile hands-free kits will be the primary market focus of this product. The Company presently sells the Active Series Headset to distributors at prices ranging from $8.00 to $20.00 per headset. The Active Series headset is being sold by distributors and directly by the Company to end-users for $25.00 per headset.

The Trinity.

The Trinity has been designed for users in noisy environments. The Company completed the development of this product early in the 2000 calendar year. Unlike other headsets currently available, the Trinity will employ a light (1/2 ounce) "acoustical ear cup" which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which the Company believes will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only headsets available to users operating in noisy office environments. The Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufacturers. The Company presently sells the Trinity to distributors at prices ranging from $42.00 to $54.00 per headset, and the product is sold by the Company to retailers for $118.00 per headset.

The disparity in price between the cost to distributors and retailers for each product described in this section is primarily a result of a shifting of direct selling expenses from the Company to distributors. These expenses, averaging approximately $11.23 of the individual unit retail price, have been accepted by distributors in return for a lower average purchase price. The Company offers lower prices for its products to distributors who purchase certain quantities of products to increase sales and gain market share for the Company's products.

D.    Marketing and Sales

The Company presently intends to market its product primarily through its officers and staff, utilizing industry contacts and calling upon potential purchasers. The Company plans on supplementing the marketing efforts of its employees by using electronic commerce from the Company's web site along with independent sales representatives and strategic marketing agreements.

The following summarizes the Company's key alliances:

--------------------------------------------------------------------------------
                              Date Initial
                              Relationship
  Key Marketing Alliances      Established           Applications
---------------------------- ----------------  ---------------------------------
McDonalds Corporation          April 1995      Aftermarket Fast Food Headsets
Hello Direct                   April 2000      Marketing Agreement
3M Corporation                 April 2000      Marketing Agreement
Muzak Corporation               July 2000      Marketing Agreement
--------------------------------------------------------------------------------

The Company markets and will continue to market its headsets directly to the commercial headset market as a replacement for its competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. The Company entered into a non-binding business relationship agreement with McDonalds Corp. ("McDonalds") which allows the Company to sell its products on a non-exclusive basis to McDonalds' franchises and company-owned restaurants. Initial test sales to McDonalds and its franchisees by the Company and Pro Tech Systems totaled $424,300 in 1994, which included sales to more than 3,500 McDonalds' restaurants. These numbers increased to more than 7,000 restaurants during fiscal year 1995 and to more than 11,000 restaurants during fiscal year 2000. The Company's sales of headsets increased in fiscal year 2000 by 45% as a result of an increase in unit sales through its distribution channels to the existing fast-food market along with the Company's decision to expand its presence into the restaurant market through the resale of Motorola and Kenwood radios. The sale of the Company's products to McDonalds'-owned restaurants and franchisee restaurants represented approximately 12% and 14% of the Company's net sales for the fiscal year 1999 and fiscal 2000, respectively.

As the Company expands, it will direct its marketing and sales efforts at: (i) telephone operating companies; (ii) telephone system manufacturers; (iii) personal computer manufacturers; and (iv) government agencies. In addition, manufacturers of new telephone systems and other telecommunication equipment that utilize headsets have been targeted by the Company as a developing market for telephone headsets. The Company will also supplement the above strategies with joint ventures and marketing agreements with companies with complementary technologies. Although the Company presently intends to sell its products to several large telephone users, there can be no assurance that the Company will be successful in such efforts. Other potential large volume purchasers of headsets are manufacturers of personal computers, especially when headsets become a standard telephone accessory. In addition, the Company plans to market its products to government agencies. The Company's headset has been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in space travel. To date, the Company has had $8,765 of sales to Boeing for prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and its manufacturer, especially within the telephone industry.

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

In addition to marketing its technology through its marketing alliances as described above, as of October 31, 2000, the Company has an internal sales and marketing force of 5 employees, 1 independent sales representative and its executive officers and directors.

The Company does not have a significant foreign exchange transaction risk because its non-U.S. revenue is denominated and settled in U.S. dollars.

E.    Manufacturing

In fiscal year 1999, the Company made a major shift in its production by completing the transition of its final assembly manufacturing process to a Far East manufacturer. This transition was completed on August 1, 1999. This decision was made as a result of major improvements in the quality of components being provided to the Company from its principal suppliers along with major savings in production costs. The Company is currently sourcing all components from several Far East suppliers who build each component according to Company specifications. However, as a result of a rapid expansion of sales to the fast food market, the Company was forced to expand its U.S. manufacturing operations to support the increase in sales for the year ended October 31, 2000. Consequently, in spite of this increase, the Company will adhere to its past cost reduction policy and is in the process of expanding its Far East manufacturing operations to support the current and projected sales volumes. A full migration of this production capacity from the Company's U.S. operations offshore will be completed by the second quarter of 2001. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies. In order to meet forecasted customer requirements the Company has multiple suppliers for every component to reduce the risk in a disruption of the supply chain. At October 31, 1999 and 2000, the amount of the Company's inventory was $285,883 and $558,860, respectively. The increase in inventory level is attributed to two factors. First, the Company benefited from an individual headset component price reduction for larger purchases made from its suppliers. Second, the Company made larger purchases of finished product in order to benefit from a further reduction in costs from the manufacture of larger quantities.

As a result of the move of all production to the Far East, all existing production facilities in the principal offices in Fort Pierce, Florida are now being used for storing inventory, engineering, and specialty headset production. The Company believes that the Fort Pierce office presently does not possess sufficient capacity for these uses and therefore plans to move to a 13,000 square foot facility in March 2001. In the event that purchase orders were to exceed the capabilities of the Fort Pierce location or the Company's supply chain from the Far East were to be disrupted, the Company would immediately enter into subcontracting arrangements for the products with other third parties. A delay in establishing such arrangements, if necessary, could adversely affect the Company's ability to deliver products on a timely basis to its customers, which in turn could adversely affect the Company's operations. The Company, however, believes that subcontracting the manufacture of the Company's products could be accomplished on short notice given the simple design of the Company's products.

F.          Concentrations of Credit Risk

The Company sells its products and services to distributors and end users in various industries worldwide. As outlined below, the Company's two largest customers accounted for approximately 34% of revenues during 2000 and 21% of gross accounts receivable at October 31, 2000. The Company does not require collateral or other security to support customer receivables.

                                         As of October 31, 2000,
                                       And for the year then ended
                                       -----------------------------
                                        Accounts          Revenue
              CUSTOMER                 Receivable
 ------------------------------------  -----------        ----------

 Muzak                                   $ 57,782         $  315,159
 McDonalds                                $32,827            205,167
 All Other                                330,763         $1,042,158
                                       -----------        ----------
                               Total   $  421,372         $1,562,484
                                       ===========        ==========

The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company's cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. The Company primarily maintains its cash and cash equivalents in one bank.

G.    Competition

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies who manufacture telephone headsets, each of which possesses greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, the world's largest manufacturer of lightweight telephone headsets. Plantronics was founded by Mr. Larkin. The Company estimates Plantronics share of the market to be approximately 40% worldwide. Plantronics reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) were approximately $320 million for the fiscal year 2000. Other competitors include GN Netcom, Inc. and Hello Direct. In 1997, GN NetCom, Inc. purchased both UNEX Corporation and ACS Wireless in an attempt to grow its market share through acquisitions and recently announced the potential acquisition of Hello Direct. ACS Wireless was founded by Mr. Larkin. The Company estimates that GN Netcom, Inc. has approximately 29% market share worldwide. These companies are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

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

H.    Government Contracts

The Company currently is the contract provider of headsets to the Boeing Corporation, the prime contractor to NASA (National Aeronautical Space Administration), for headsets to be used in the international space station. Government contracts provide for cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts or contracts with prime government contractors are not viewed as a significant part of the Company's business.

I.    Environmental Regulation Compliance

Compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon the capital expenditures, earnings or competitive position of the Company.

J.    Proprietary Protection

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

K.    Employees

The Company currently has 21 full-time employees and 3 part-time employees, including 5 persons in management, 5 persons in administration and shipping, 5 persons in marketing and 6 persons in assembly and production. The Company intends to hire up to 3 additional employees within the next six months, one of whom will work in engineering, 2 in marketing. None of the Company's employees are represented by a collective bargaining unit, and the Company believes that its relationship with its employees is good.

L.    Business Segments

The  Company  operates  in  one  business  segment  (lightweight   headsets  for
commercial use) predominantly within one geographic area (North America).

M.    Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov."

ITEM 2.     PROPERTIES

The Company's executive, sales and manufacturing offices occupy approximately 5,000 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida 34946, pursuant to three leases expiring on November 30, 2000. The Company's aggregate monthly rent under all leases is $2,450. The Company has leased its current space on a month to month basis until its new facility is ready for occupancy.

In January 2001, the Company signed a lease for approximately 12,927 square feet of new office and production space in Ft. Pierce, Florida. The lease is effective March 1, 2001 and expires in February 2006 and provides for monthly rental of approximately $5,000 increasing to approximately $8,000 over the five-year term.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not party to any legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of the Company was held on August 11, 2000. At the meeting, Keith Larkin and Richard Hennessey were elected directors, each to serve until the next annual meeting of stockholders and until his successor is elected and qualified. The stockholders also (1) approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 10,000,000 shares to 40,000,000 shares and (2) approved the amendment to the Company's 1998 Stock Incentive Plan to increase the aggregate number of shares of the Company's reserved for awards of restricted stock and for issuance upon the exercise of stock options granted under the 1998 Plan from 500,000 shares to 2,000,000 shares. The vote taken at such meeting was as follows:

(a)  With respect to the election of the directors:

                              FOR           WITHHELD
      Larkin               3,780,388        223,500
      Hennessey            3,780,388        223,500

(b) With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 10,000,000 to 40,000,000 shares:

                                                ABSTENTIONS AND
             FOR              AGAINST           BROKER NON-VOTES
          2,203,576           604,250                6,600

(c) With respect to the proposal to approve the amendment to the Company's 1998 Stock Incentive Plan to increase the aggregate number of shares of the Company's reserved for awards of restricted stock and for the issuance upon the exercise of stock options under the 1998 Plan from 500,000 to 2,000,000 shares:

                                                ABSTENTIONS AND
             FOR             AGAINST            BROKER NON-VOTES
          2,205,362          623,250                 7,100

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The common stock began trading on the NASD OTC Bulletin Board on March 22, 1996. The Company's stock is currently being traded under the symbol "PCTU". The following table sets forth the average high and low bid prices of the common stock as reported by the NASD's OTC Bulletin Board for each of the fiscal quarters during the Company's last two fiscal years and the interim period of the current fiscal year. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.


              Year ended October 31, 1998       High      Low
              ------------------------------- --------- --------
                First Quarter                  $ 4.49    $ 4.20
                Second Quarter                 $ 2.86    $ 2.60
                Third Quarter                  $ 0.97    $ 0.94
                Fourth Quarter                 $ 0.36    $ 0.26



             Year ended October 31, 1999         High     Low
             --------------------------------  -------- --------
               First Quarter                    $ 0.50   $ 0.38
               Second Quarter                   $ 0.38   $ 0.27
               Third Quarter                    $ 0.50   $ 0.31
               Fourth Quarter                   $ 0.50   $ 0.19


             Year ended October 31, 2000         High     Low
             --------------------------------  -------- --------
               First Quarter                    $0.310   $0.299
               Second Quarter                   $0.880   $0.788
               Third Quarter                    $0.670   $0.625
               Fourth Quarter                   $1.062   $0.625

On February 12, 2001, the last reported sale of the Company's common stock as reported by the NASD OTC Bulletin Board was $0..437. As of February 12, 2001, there were approximately 44 record holders of the common stock.

The Company has neither declared nor paid any dividends on its shares of common stock since its incorporation in October 1994 and does not anticipate declaring a cash dividend in the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain earnings, if any, in order to finance expansion of its operations.

See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the Company's sales of unregistered securities during the year ended October 31, 2000.

ITEM 6.     SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below is derived from the historical financial statements of the Company. The data set forth below is qualified in its entirety by and should be read in conjunction with Item 8 - "Financial Statements" and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this document.


                                                             Years Ended October 31,
                                         ---------------------------------------------------------------
                                            1996         1997        1998        1999         2000
                                         -----------  ---------  ------------  -----------  ------------
STATEMENTS OF OPERATIONS DATA:
 Net sales                                 852,778     996,993    $1,142,482   $1,091,551   $ 1,562,484

Cost of goods sold                         281,682     333,755       470,450      414,931       623,555
                                         -----------  ---------  ------------  -----------  ------------

   Gross profit                            571,096     663,238       672,032      675,620       938,929

Selling, general and administrative        698,785     513,398       882,385      893,384     1,275,290
Provision for doubtful accounts             (8,661)      3,924        38,835        3,771         7,990
                                         -----------  ---------  ------------  -----------  ------------
Income (loss) from operations               66,359     (39,471)     (249,188)    (221,535)     (344,351)

Other income (expense):
Interest (income) expense, net              13,800      28,688        24,719        9,181       (31,715)

Miscellaneous income                           107          58            89          697         1,726
Loss on disposal of fixed assets                 -      (1,116)            -         (964)            -
                                         -----------  ---------  ------------  -----------  ------------
  Income (loss) before income taxes          1,194     (11,841)     (224,380)    (221,065)     (374,340)
                                         -----------  ---------  ------------  -----------  ------------
Income tax expense (benefit)                 1,715         400          (964)           -             -
                                         -----------  ---------  ------------  -----------  ------------
 Net loss                                     (521)    (12,241)   $ (223,416)  $ (221,065)  $  (374,340)

Less:
Preferred stock beneficial conversion            -           -             -            -     3,569,000
Preferred stock dividend requirement             -           -             -            -       375,000
Accretion of difference between carrying         -           -             -            -         5,425
                                         -----------  ---------  ------------  -----------  ------------
Net (loss) attributable to
  common stockholders                         (521)    (12,241)   $ (223,416)  $ (221,065)  $(4,323,765)
                                         ===========  =========  ============  ===========  ============
 Basic and Diluted Net loss per share        (0.00)      (0.00)   $    (0.05)  $    (0.05)  $     (0.57)
                                         ===========  =========  ============  ===========  ============
 Weighted average number of common
   Shares outstanding(1)                 3,414,000   4,122,795     4,254,000    4,254,000     7,537,855
                                         ===========  =========  ============  ===========  ============

                                          ------------------------------------------------------------
                                                                   October 31,
                                              1996        1997       1998        1999       2000
                                          -----------  ----------  ----------  ---------  ------------
BALANCE SHEET DATA:

 Total assets                              $1,110,508  $1,239,143  $1,158,898  $ 945,377  $18,652,665

 Total current liabilities                     99,153      81,764     209,845    209,300      662,956

 Long-term debt                                     -           -           -      8,089        3,687
 Retained earnings (Accumulated deficit)       43,438      31,197    (192,219)  (413,284)    (787,624)

 Stockholders' equity(2)                    1,011,355   1,157,469     949,053    727,988   17,986,022

 Working capital                              878,109     996,458     724,769    494,148    1,419,819

(1) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.

(2)  The Company has never declared nor paid cash dividends on its common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto included herein.

A.    Forward-Looking Statements

Statements in this Annual Report on Form 10-K which are not historical facts are forward-looking statements which involve risks and uncertainties. The Company's actual results in fiscal 2001 and beyond may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales, and engineering and development services to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to maintain satisfactory relations with its customers; attract and retain key personnel; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.

B.    Overview

Pro Tech Communications, Inc. (hereinafter referred to as "Pro Tech" or the "Company") presently designs, develops, manufactures and markets lightweight telecommunications headsets. The Company's headsets employ new concepts in advanced lightweight design and marketing strategies involving the sale of the Company's product directly to the commercial headset market as a replacement for its competitors' products. The Company presently sells its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers. The Company's products include:

o     ProCom Headset
o     A-10 Amplifier (telephone)
o     Apex Headset
o     Trinity Headset
o     A-27 Amplifier

The Company's operating revenues are comprised of product sales. Operating revenues for the fiscal year ended October 31, 2000 consisted of approximately $1,562,000 in product sales.

The Company's business strategy is to continually offer lightweight headsets and telephony products that employ cutting edge sound technologies with an emphasis on price/performance. In addition, the Company will continue to concentrate its efforts on the production of that portion of the telephone headset that the user wears. There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second is the electronic amplifier which is relatively more complex, time consuming and costly to produce as it requires many variations to interface with the wide variety of telephone systems in the market and generates higher labor and material costs. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, the Company presently has out-sourced to Asian manufacturers the production of amplifiers engineered to the Company's specifications.

The Company will also continue to concentrate its efforts on the production and distribution of new headset designs having the capability of connecting to and interfacing with various electronic amplifiers and telephone systems currently in use. The Company has adopted a co-engineering product development strategy through the use of joint engineering agreements with companies with complimentary engineering patents. The Company projects that this strategy will greatly accelerate the product development cycle while offering far superior products to its customers. The Company has continued to make investments in technology and has incurred development costs with respect to engineering prototypes, pre-production models and field testing of several new products. Management believes that the Company's investment in technology will result in the improvement of the functionality, speed and cost of components and products.

As the Company establishes distribution channels and as consumer awareness of its products increases, so, too, will its product sales. At the same time, the Company continues to strive to lower the cost of its products and enhance their technological performance.

Since its inception, the Company has incurred losses from operations which have been recurring and amounted to $787,624 on a cumulative basis through October 31, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) product sales and (2) the sale of preferred stock convertible into common stock, (3) common stock and (4) short-term financing arrangements.

C.    RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 2000 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1999:

For the year ended October 31, 2000, the Company realized a net loss of $374,340 compared to a net loss of $221,065 for the year ended October 31, 1999. The current reporting year loss was attributed to three factors: (1) The Company's acquisition of certain intangible property from NCT Hearing Products, Inc. required amortization expense of $78,000 during the month of October 2000, (2) Due to acquisition of approximately 83% of the Company's common stock by NCT Hearing Products, Inc., related to the intangible property acquired, there was an overhead expense allocation incurred by the Company of approximately $101,000 for the period from September 12, 2000 to October 31, 2000 and (3) the result of the growing competition in the Company's distributor selling channel in the fast-food market causing a deterioration of gross margins.

Net sales generated during the year ended October 31, 2000 increased 43% to $1,562,484 from $1,090,551 in fiscal year ended October 31, 1999. This increase in sales was as a result of two factors: (1) The Company's ability to continue to recoup fast-food headset market share lost during fiscal year ended 1999, (2) Sales from the market introduction of several new telephone headsets and related communication equipment.

The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of fiscal year 2000, the Company sold a total of 41,121 headsets, as compared to 27,641 headsets in the previous year. This difference represents an increase in sales of 13,480 headsets or 49% more than the comparable twelve-month period. Net unit sales of fast-food headsets increased 33% primarily from the expansion of the Company's sales distribution channel previously mentioned. Consistent with the Company's objectives, the indirect distribution channel accounted for 73% of net revenues and 77% unit volumes versus 64% of net revenues and 74% of unit volumes in the comparable 1999 period. The Company has successfully maintained its relationship with The McDonald's Corporation and once again has been selected to be a part of McDonald's International Owner Operator's trade show planned for April of fiscal year 2002. Sales from outside the fast-food market were $250,000 as a result of delays in the market introduction of the Company's telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On September 29, 2000, the Company received an initial capital infusion of $1.5 million to support this working capital requirement, with corresponding stock warrants to invest an additional $2.3 million. The Company expects sales to dramatically increase from the telephone market as a result of receiving this capital infusion. The market introductions of these new products are planned in the 2nd and 3rd quarter of fiscal year 2001.

Gross margin percent decreased 1.86% to 60.09% versus 61.95% in comparable 1999 period as a result of the Company's desire to regain lost market share due to price competition in the fast-food headset market as well as an increase in manufacturing of certain of the Company's products domestically here in the U.S.

Selling, general and administrative expenses (SG&A) for the fiscal year were $1,275,290 or 81.6% of revenues versus $893,384 or 89% in revenues in the comparable 1999 period. This increase was the result of several factors. First, due to the transaction resulting in the acquisition of the intangible property from NCT Hearing Products, Inc the Company incurred approximately $78,000 of amortization expense of such intangible property and an allocation of overhead expense which amounted to approximately $101,000 for the period from September 12, 2000 to October 31, 2000. Second, the Company decreased its marketing and advertising expenses to $54,424 from $98,738 in the comparable 1999 period as a result of a reduction in expenses in marketing material from the use of alternative source along with the decision to reduce the Company's attendance at trade shows showing targeted return on investments. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 1st and 2nd quarter of fiscal year 2000 along with the opportunity to perform needed market research necessary to have successful product introductions in the future. The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. Although this is the Company's intention there is no formal agreements in place and no assurances that they will occur in the future. The Company is also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market.

 Net amortization and depreciation expenses increased to $128,658 or 8.2% of revenues in the current fiscal year versus $45,222 or 4.1% of revenues in the comparable 1999 period. This increase was as a result of the amortization of the intangible property acquired in September 2000. Such amortization expense amounted to approximately $78,000 for the year ended October 31, 2000.

The Company generated interest income of $4,877 for the year ended October 31, 2000 as compared to $10,202 for the comparable 1999 year. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities into short-term certificates of deposits less cash available for investment used in operations.

YEAR ENDED OCTOBER 31, 1999 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1998:

For the year ended October 31, 1999, the Company realized a net loss of $221,065 compared to a net loss of $223,416 for the year ended October 31, 1998. The 1999 reporting year loss was attributed to three factors: (1) The Company maintained production of its products at the Company's Florida office for nine months of this fiscal year corresponding with incurring one-time charges from the transition of the Company's production operations to the Far East; (2) The Company's revenues were negatively impacted late in the second half of this fiscal year as a result of a competitors attempt to take away the Company's distributor selling channel in the fast-food market; and (3) A five week delay in the market introduction of the Company's telephone headsets as a result of the Taiwan earthquake in the 4th quarter fiscal year 1999. For fiscal year 1998, the loss is attributed to the following adjustments: (1) an additional accrued warranty expense of $97,000, (2) the write-off of $36,062owed to the Company from the closing of the Company's investment banker firm under retainer, (3) a one time charge of $50,000 to the Company's production department. as a result of a product re-call (4) the payment of $25,000 due to the result of a mediated settlement with the Company's public relations firm.

Net sales generated during the year ended October 31, 1999 decreased 4.5% to $1,090,551 from $1,142,482 in fiscal year ended October 31, 1998. This decrease in sales was as a result of two factors: (1) Delays in the market introduction of several telephone products resulting in very little sales benefit for the current fiscal year. (2) The adoption of the Company's distributor sales strategy from one of the Company's direct competitors in the fast food market. This action from this competitor severely impacted the ability of the Company to sell into this channel in the fourth quarter of the fiscal year 1999. This channel represented 72% of the Company's sales volume for the fiscal year. The Company, after realizing this competitive tactic, countered with increased discounts of the Company's products. The result of this counter action has allowed the Company to recoup approximately 30% of the revenues lost late in the current fiscal year and the Company used the same tactics to win back business lost during this period in fiscal year 2000.

The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of fiscal year 1999, the Company sold a total of 27,641 headsets, as compared to 29,673 headsets in the previous year. This difference represents a decrease in sales of 2,032 headsets or 6.8% less than the comparable twelve-month period. Net unit sales of fast-food headsets decreased 6.7% primarily from the increase in competitive activity described in the previous paragraph. Consistent with the Company's objectives, the indirect distribution channel accounted for 64% of net revenues and 74% unit volumes versus 64% of net revenues and 74% of unit volumes in the comparable 1998 period. The Company has successfully maintained its relationship with The McDonald's Corporation and once again has been selected to be a part of McDonald's International Owner Operator's trade show planned for April of fiscal year 2000. In addition the Company was invited to present its products at KFC's International trade show planned to be held in January of fiscal year 2000. Sales from outside the fast-food market were negligible as a result of delays in the market introduction of the Company's telephone product line. The Company expects sales to dramatically increase upon the market introduction planned in the 1st and 2nd quarter of fiscal year 2000.

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

Selling, general and administrative expenses (SG&A) for the fiscal year were $893,384 or 81.9% of revenues versus $882,385 or 76% in revenues in the comparable 1998 period. This increase was the result of several factors. First, in fiscal year 1999, an unaffiliated investment-banking firm was retained in order to proceed with the structuring of a potential investment of capital into the Company. The capital would be used for new product development along with the associated expansion of sales personnel developing the telephone market. For the current fiscal year 1999, the Company's expenses to this firm were $35,000. Second, the Company increased its marketing and advertising expenses to $98,738 from $43,143 in the comparable 1998 period to support several telephone trade shows attended by the Companies marketing staff. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 1st and 2nd quarter of fiscal year 2000 along with the opportunity to perform needed market research necessary to have successful product introductions in the future. The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. Although this is the Company's intention there is no formal agreements in place and no assurances that they will occur in the future. The Company is also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market. The Company was able to reduce its accrued expenses associated with warranty charges for its product to $78,038 in 1999 from $152,503 in 1998. This change was as a result of major improvements made in the quality and price of components used in the Company's products.

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

D.    LIQUIDITY AND CAPITAL RESOURCES

The current ratio  (current  assets to current  liabilities)  of the Company was
3.14 to 1.00 at October 31, 2000, as compared to 3.36 to 1.00 for the same comparable 1999 fiscal year. At October 31, 2000, the Company's current assets exceeded its current liabilities by approximately $1,419,819.

During the current fiscal year ending October 31, 2000, the Company has funded its working capital requirements with cash flow from operations, short-term borrowings and the sale of convertible preferred stock. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for the next 12 months. In addition the Company is currently seeking a new asset-based lending agreement to further assist the Company attain it's projected business growth in 2001. In December 2000, the Company terminated its short-term factoring arrangement entered into in December 1999. Under this agreement the Company's obligations were collateralized by all of the Company's account receivable, inventory, and equipment. During 2000, under the expired factoring agreement the Company had obtained advances totaling $339,440.

In addition, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. On March 27, 2000, the Company obtained a loan from Westek Communications Inc. (a related party) for $150,000 payable in one year with an interest rate of 8.5%. These funds were used to finance ongoing product development along with the associated market introduction and promotion of these new products. The Company will seek to raise additional financing as a result of its relationship with NCT Hearing Products, Inc. and its parent company NCT Group, Inc.

At October 31, 2000, cash and cash equivalents were $1,070,408. Such balance was invested in interest bearing money market accounts.

The Company's working capital increased to $1,419,819 at October 31, 2000, from $494,148 at October 31, 1999. This $925,671 increase was primarily due to the receipt of net proceeds of $1,200,025 from the sale of $1,500,000 of the Company's Series A Convertible Preferred stock in September 2000.

During 2000, the net cash used in operating activities was $511,558, compared to $239,858 used in operating activities during 1999, an increase of $271,700. The $511,558 net cash used in operating activities was primarily due to increased interest expense on short-term borrowings made throughout 2000 along with investments of $41,454 in R&D along with the hiring of a Vice-President of Engineering. The remainder $470,013 was invested in SG&A in preparation of several new product introductions planned for the fiscal year 2001.

Net inventory increased during 2000 by $272,977, due to the increase of its fast food headset market and production of new products during 2000. The Company has received individual unit cost benefits by extending its commitments to its Far East suppliers beyond 6 months thus allowing for a further 27% reduction in the Company's per unit costs.

The net cash provided by financing activities was $1,551,690 in 2000, primarily due to the $1,200,025 net proceeds from the Series A Preferred Stock financings (see note 6 - "Notes to the Financial Statements" for further details) and $449,975 net proceeds from issuance of notes payable (see note 5 - "Notes to the Financial Statements" for further details).

The Company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.

Due to the Company's need to fund new product development and increase it's manufacturing capacity in order to meet new business demands in 2000 and 2001, it was necessary for the Company to enter into certain transactions, which provided additional funding as follows:

On June 7, and July 7, 2000, the Company obtained bridge financing of $299,975 through its relationship with NCT Group, Inc. in order to support existing product development and working capital requirements.

On September 13, 2000, the Company entered into a Stock Purchase Agreement with NCT's subsidiary, NCT Hearing, pursuant to which NCT Hearing granted an exclusive license to the Company for rights to certain NCT technologies for use in lightweight cellular, multimedia and telephony headsets. The license is royalty free unless and until NCT Hearing owns less than 50% of the Company's common stock on a fully diluted basis. If NCT Hearing's percentage ownership of common stock is less than 50%, the Company will be required to pay NCT Hearing a royalty of 6% of net sales. In consideration for this license, the Company issued 23,702,750 shares of its common stock, representing approximately 83% of its issued and outstanding common stock, to NCT Hearing. As a condition precedent to the closing of the transaction, NCT arranged $1.5 million in equity financing for the Company through the sale of the Company's convertible preferred stock (see below).

On September 29, 2000, the Company entered into a Securities Purchase and Supplemental Exchange Rights Agreement with Austost Anstalt Schaan, Balmore Funds, S.A. and Zakeni Limited (The "Pro Tech Investors") and NCT to consummate the $1.5 million financing arranged by NCT for the Company in connection with its sale of Pro Tech Series A Convertible Preferred Stock ("Pro Tech Preferred") to the Pro Tech Investors. The Pro Tech Preferred consists of 1,500 designated shares, par value of $0.01 per share and a stated value of one thousand dollars ($1,000) per share with accretion of four percent (4%) per annum on the stated value payable upon conversion or exchange in either cash or common stock at the election of the Company. Under such agreement, the Pro Tech Investors may elect to exchange their Pro Tech Preferred for shares of NCT common stock or convert their Pro Tech Preferred for shares of the Company's common stock at a conversion price which shall be the lesser of (i) the then lowest average of the average closing bid price for a share of the Company's common stock as reported on the NASD OTC Bulletin Board for any consecutive five day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%, subject to certain adjustments set forth in the Articles of Amendment to Articles of Incorporation of the Company dated as of September 29, 2000; or (ii) a fixed conversion price of $0.50 set forth in the Articles of Amendment to Articles of Incorporation of the Company dated as of September 29, 2000.

In connection with the execution of the Securities Purchase and Supplemental Exchange Rights Agreement on September 29, 2000, the Company issued warrants to the Pro Tech Investors to acquire 4.5 million shares of the Company's common stock. Such warrants are exercisable at $0.50 per share and expire on October 28, 2003. In addition, the Company has the right to require the warrant holders to exercise upon a call from the Company. The warrants are callable as follows:
(i) one third of the warrants are callable by the Company if the closing bid price of the common stock for each of the previous fifteen trading days equals or exceeds $0.68 per share and the average daily trading volume during such period is equal to or exceeds 150,000 shares; (ii) two thirds of the warrants are callable by the Company if the closing bid price of the common stock for each of the previous fifteen trading days equals or exceeds $0.94 per share and the average daily trading volume during such period is equal to or exceeds 150,000 shares; and (iii) the warrants are callable in their entirety by the Company if the closing bid price of the common stock for each of the previous fifteen trading days equals or exceeds $1.135 per share and the average daily trading volume during such period is equal to or exceeds 150,000 shares.

E.    Capital Expenditures

There were no material commitments for capital expenditures as of October 31, 2000, and no other material commitments are anticipated in the near future.

ITEM 7A.    QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pro Tech's primary market risk exposures are fluctuations in interest rates and foreign exchange rates. The Company is exposed to short-term interest rate risk on certain of its debts and trade accounts receivable sales. The Company does not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, the Company employs established policies and procedures to manage these risks.

Based upon a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.      FINANCIAL STATEMENTS

The Reports of the Independent Auditors Morgan, Jacoby, Thurn, Boyle & Associates, P.A., and the financial statements and accompanying notes are attached.

                                                              Page

Independent Auditors' Report                                  F-1

Balance Sheets as of October 31, 1999 and 2000                F-2

Statements of Operations for the years ended October 31,
1998, 1999 and 2000                                           F-3

Statements of Stockholders' Equity for the years ended
October 31, 1998, 1999 and 2000                               F-4

Statements of Cash Flows for the years ended October 31,
1998, 1999 and 2000                                           F-5

Notes to Financial Statements                                 F-6



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no disagreements with independent accountants on accounting and financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of February 13, 2001.

  Name                   Age               Positions and Offices
  --------------------- -----  ----------------------------------------------
  Keith Larkin           76    Chairman of the Board, Chief Executive
                                Officer and Treasurer
  Richard Hennessey      41    President, Director and Secretary
  Michael J. Parrella    52    Director
  Cy E. Hammond          46    Director
  Irene Lebovics         47    Director

Keith Larkin is the founder, Chairman of the Board of Directors, Chief Executive Officer and Treasurer of the Company. Mr. Larkin's 30-year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 1999 of approximately $286 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership that he managed as general partner. Pro Tech Systems was formed to design, manufacture, and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the Company in November 1994, Mr. Larkin became the Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer of the Company, positions which he held until February 2, 1999, when he resigned as President of the Company but retained his position as Chairman of the Board of Directors, Chief Executive Officer and Treasurer.

Richard Hennessey joined the Company as Director of Marketing in August 1995 and was appointed Vice President Marketing on June 10, 1996. On August 4, 1998, Mr. Hennessey was appointed to Secretary and Director of the Company. On February 2, 1999 Mr. Hennessey was appointed President and Chief Operating Officer of the Company. From 1982 through 1984, Mr. Hennessey was a salesman with the computer sales division of Lanier Business Products located in Boston, Massachusetts. From 1984 through April 1994, Mr. Hennessey held various new venture sales and sales management positions with Digital Equipment Corporation. From January 1995 until Mr. Hennessey joined the Company, he was engaged in voluntary missionary work.

Michael J. Parrella currently serves as a Director of the Company. Mr. Parrella is Chairman of the Board of Directors and Chief Executive Officer of NCT. From November 1994 to July 1995, Mr. Parrella served as Executive Vice President of NCT. Prior to that, from February 1988 until November 1994, he served as President and Chief Operating Officer of NCT. He initially became a director of NCT in 1986 after evaluating the application potential of NCT's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board of Directors and to raise new capital to restructure NCT and its research and development efforts. Mr. Parrella also serves as Chief Executive Officer and Acting President of NCT Audio Products, Inc. ("NCT
Audio"), a subsidiary of the Company, a position to which he was elected on September 4, 1997. He became a director of NCT Audio on August 25, 1998. Mr. Parrella is a director of Advancel Logic Corp. ("Advancel"), a subsidiary of NCT, serves as Chairman of the Board of Distributed Media Corporation ("DMC"), a subsidiary of NCT, serves as Chairman of the Board of NCT Hearing Products, Inc. ("NCT Hearing"), a subsidiary of NCT, and serves as Chairman of the Board of Midcore Software, Inc., ("Midcore"), a subsidiary of NCT.

Cy E. Hammond currently serves as a Director of the Company. Mr. Hammond is Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Acting Chief Financial Officer and Treasurer of NCT Audio, a position to which he was elected on September 4, 1997, and Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel, a position to which he was elected on January 5, 2000. Mr. Hammond serves as a director of Midcore. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

Irene Lebovics currently serves as a Director of the Company. Ms. Lebovics is President and Secretary of NCT and President of NCT Hearing. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel. She joined NCT as Vice President of NCT and President of NCT Medical Systems ("NCTM") in July 1989. In March 1990, NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993, she was appointed Senior Vice President of NCT. In November 1994, Ms. Lebovics became President of NCT Hearing. From August 1, 1995, to May 1, 1996, she also served as Secretary of NCT. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. Ms. Lebovics serves as a director of DMC and Midcore.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended October 31, 2000, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Set forth below is certain information for the three fiscal years ended October 31, 1998, 1999 and 2000 relating to compensation received by the Company's Chief Executive Officer and, if applicable, the other four most highly compensated officers of the Company whose total annual salary and bonus for the fiscal year ended October 31, 2000 exceeded $100,000.

                                                                                  Securities
                                                                 Other            Underlying          All
Name and Principal                                               Annual        Options/Warrants      Other
     Position                 Year    Salary ($)    Bonus ($) Compensation ($)     SARs (#)      Compensation
--------------------------- -------- -----------   ---------- ---------------- ----------------  -------------
Keith Larkin                  2000    $22,500      $       -    $       -                -         $      -
   Chairman of the Board      1999     25,000              -            -          540,000                -
    Chief Executive Officer   1998     42,500              -            -                -                -
    and Treasurer

Compensation Arrangements with Certain Officers and Directors

The Company had an employment agreement with Keith Larkin, which was terminated on February 2, 1999. The agreement provided for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. Mr. Larkin was eligible for the maximum annual salary during a given year only if the Company generated annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. Since the Company did not meet the minimum requirements during fiscal years 1998, 1999 or 2000, the Board of Directors paid Mr. Larkin the compensation set forth in the preceding table.

The Company has no set salary obligations to Mr. Larkin for his services for the current or future fiscal years. Mr. Larkin, however, has agreed to assign to the Company all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceives during his tenure as Chairman of the Board of Directors, Chief Executive Officer and Treasurer of the Company.

The Company does not have a written employment agreement with Richard Hennessey. During each of the fiscal years ended October 31, 1998, 1999 and 2000, Mr. Hennessey received a salary of $51,000, $51,000 and $76,621, respectively.

Messrs. Larkin and Hennessey did not receive any additional compensation for serving as directors of the Company.


Compensation of Directors

No directors of the Company have received any fees for serving as a director.


Stock Option Plans

On November 28, 2000, the Company issued options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vest as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28, 2003. The options expire on November 28, 2007.


                   2000 Aggregated Option and Warrant Exercises and
                      October 31, 2000 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the fiscal year ended October 31, 2000, and the unexercised options and warrants held and the value thereof at that date, by each of Mr. Larkin and Mr. Hennessey.

                                                   Number of shares
                      Number                            Underlying                 Value of Unexercised
                        of                          Unexercised Options          In-the-Money Options
                      Shares                          and Warrants at               and Warrants at
                     Acquired                        October 31, 2000              October 31, 2000
                         On          Value   --------------------------------- --------------------------
    Name             Exercise(#)   Realized  Exercisable (#) Unexercisable ($) Exercisable Unexercisable
------------------  ------------  ---------- --------------- ----------------- ----------- --------------
Keith Larkin               -           -       465,000               -           $ 203,250    $        -

Richard Hennessey          -           -       300,000         300,000           $ 131,100    $ 131,1000

During fiscal year 2000, neither Mr. Larkin nor Mr. Hennessey exercised any stock options. The fair market value of the Company's common stock as of October 31, 2000 was less than the exercise price for both Mr. Larkin's and Mr. Hennessey's stock options. Accordingly, as of October 31, 2000, Mr. Larkin's and Mr. Hennessey's unexercised stock options had no value.

1996 Stock Option Plan

On April 15, 1996, the Board of Directors of the Company adopted the Company's 1996 Stock Option Plan. The 1996 Plan provides for the grant by the Company of options to purchase up to an aggregate of 590,000 of the Company's authorized but unissued shares of common stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to officers, directors, consultants, and other persons rendering services to the Company.

The purposes of the 1996 Plan are to provide incentive to employees, including officers, directors and consultants of the Company, to encourage such persons to remain in the employ of the Company and to attract to the Company persons of experience and ability. The 1996 Plan terminates on April 15, 2002.

Options granted under the 1996 Plan may be either incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as incentive options. The exercise price of incentive options must be at least equal to the fair market value of the shares of common stock on the date of grant; provided, however, that the exercise price of any incentive option granted to any person who, at the time of the grant of the option, owns stock aggregating 10% or more of the total combined voting power of the Company or any parent or subsidiary of the Company, must not be less than 110% of the fair market value

On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's then president and officers, respectively, at an option price of $0.50 per share. The stock option exercise price was the fair value at the date of the grant, which was determined from the price paid per share during the Company's stock offering carried out in 1996. The stock options are exercisable upon the grant date, extending over a period of three years.

Prior to fiscal year 1998, the Company received $25,000 upon issuance of 50,000 shares of common stock upon the exercise of 50,000 options by the Company's officers. On April 13, 1999 the remaining 540,000 options issued to the Company's previous president were extended for 2 years to April 15, 2001.

      1998 Stock Option Plan

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers, employees and consultants to the Company. The 1998 Plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2,000,000 shares of common stock on August 11, 2000. On August 4, 1998, 200,000 and 100,000 shares were granted to the Company's officers and employees, respectively, at an option price of $0.375 per share. The stock option exercise price was the fair market value of a share of common stock at the date of the grant. Options to purchase 150,000 shares of common stock granted to Richard Hennessey vest and are exercisable as follows:
50,000 immediately, 50,000 on August 4, 1999 and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted to Richard Hennessey at an option price of $0.38 per share. The stock option exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire April 13, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

Information required under this item is contained in a definitive proxy statement that the Registrant will file on or before February 28, 2001, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14.    Exhibits, Financial Statements Schedules and
            Reports on Form 8-K.

(a)    (1)  Financial  Statements.  The following financial statements are filed as part of this Form 10-K.

Independent Auditors' Report

Balance Sheets as of October 31, 1999 and October 31, 2000.

Statements of Operations for the years ended October 31, 1998, 1999 and 2000.

Statements of Stockholders' Equity for the years ended October 31, 1998, 1999 and 2000.

Statements of Cash Flows for the years ended October 31, 1998, 1999 and 2000.

Notes to Financial Statements.

        (2) Financial Statements Schedules - Schedules are omitted as not applicable or not required.

(a)     (3)  Exhibits including those Incorporated by Reference.


(b) No report on Form 8-K was filed during the last quarter of the year covered by this Annual Report on Form 10-K.


*    3(a)   Amended and Restated  Articles of  Incorporation of the Company
            as filed with the Department of State of the State of Florida on August 17, 2000, incorporated herein by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000.

**   3(b)   Amended and Restated  Articles of  Incorporation of the Company
            as filed with the Department of State of the State of Florida on October 2, 2000.

**   3(c)   Bylaws of the Company.

**   4(a)   Warrant to purchase  1,125,000  shares of common  stock of the
            Company  at a  purchase  price of $0.50 per share  issued to Austost
            Anstalt Schaan.

**   4(b)   Warrant to purchase  1,125,000  shares of common  stock of the
            Company  at a  purchase  price of $0.50 per share  issued to Balmore
            Funds S.A.

**   4(c)   Warrant to purchase  2,250,000  shares of common  stock of the
            Company  at a  purchase  price of $0.50 per  share  issued to Zakeni
            Limited.

*   10(a)   1996 Stock Option Plan. (1)

**  10(b)   1998 Stock Option Plan (1);  incorporated  herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on August 3, 1998.

*   10(c)   Stock Option, dated April 15, 1996, issued by the Company to Keith
            Larkin. (1)

**  10(d)   Stock Option, dated August 4, 1998, issued by the Company to Richard
            Hennessey.  (1)

**  10(e)   Stock  Option,  dated April 13, 1999,  issued by the Company to
            Richard Hennessey.   (1)

**  10(f)   Promissory  Note,  dated  March  27,  2000  issued  by  the  Company to  Westek  Communications.

**  10(g)   Stock Purchase  Agreement  between the Company and NCT Hearing
            Products, Inc., dated September 13, 2000, incorporated herein by reference to Exhibit 10(an) to the Pre-Effective Amendment No. 2 to
            Form S-1 of NCT Group, inc. filed with the SEC on December 3, 2000.

**  10(h)   License  Agreement  between the Company and NCT Hearing  Products,
            Inc.,  dated September 12, 2000.

**  10(i)   Securities  Purchase and  Supplemental  Exchange Rights  Agreement,
            dated as of September 29, 2000,  among the Company, NCT Group, Inc.,
            Austost Anstalt Schaan, Balmore Funds S.A. and Zakeni Limited.

**  10(j)   Registration  Rights  Agreement,  dated as of  September  29,  2000, among  the Company,  NCT Group,  Inc.,  Austost  Anstalt  Schaan,
            Balmore Funds S.A. and Zakeni  Limited.

**  10(k)   Consulting Agreement with Union Atlantic LC dated March 15, 1999.

**  10(l)   Amendment No. 1 to Consulting  Agreement  between the Company and
            Union Atlantic LC dated June 1, 1999.

**  10(m)   Modification to Consulting  Agreement between the Company and
            Union Atlantic LC dated July 29, 1999.

    10(n) Shareholder's Agreement dated September 13, 2000 by and between the Company and NCT Hearing Products, Inc.

**  23(a)   Consent of Morgan, Jacoby, Thurn, Boyle & Associates, P.A.


    27      Financial Data Schedule.
-----------------------

* Incorporated by reference to the initial filing with the SEC of the Company's Form 10-KSB on July 5, 1996.

** Incorporated herein by reference to Registration Statement on Form S-1 filed with the SEC November 3, 2000.

(1)   Denotes a management contract or compensatory plan or arrangement.

(b) No report on Form 8-K was filed during the last quarter of the year covered by this Annual Report on Form 10-K.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2001.

                               PRO TECH COMMUNICATIONS, INC.
                                  (Registrant)



                               By:  /s/  RICHARD HENNESSEY
                                   ---------------------------------
                                        Richard Hennessey, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


  Signature                 Capacity                 Date
 ----------------------------------------------------------------------

 /s/ RICHARD HENNESSEY   Director, Secretary and      February 13, 2001
 ------------------------President
     Richard Hennessey

 /s/ KEITH LARKIN        Chief Executive Officer,     February 13, 2001
 ------------------------Treasurer and Chairman of
     Keith Larkin        the Board (Principal
                         Executive, Financial and
                         Accounting Officer)

 /s/ MICHAEL J. PARRELLA        Director              February 13, 2001
 ------------------------
     Michael J. Parrella


 /s/ CY E. HAMMOND              Director              February 13, 2001
 ------------------------
     Cy E. Hammond


 /s/ IRENE LEBOVICS             Director              February 13, 2001
 ------------------------
     Irene Lebovics

                          Independent Auditors' Report
                           --------------------------

The Board of Directors
Pro Tech Communications, Inc.:


We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of October 31, 1999 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Vero Beach, Florida
December 22, 2000,
    except for note 12,
    as to which the date is
    January 26, 2001

PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS
OCTOBER 31,

                                                                                   1999                  2000
                                                                             ----------------      ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $     160,428        $    1,070,408
     Accounts receivable, less allowance for doubtful accounts of
         $18,661 and $26,557, respectively (note 5)                                  205,923               421,372
     Inventories, net of reserves (note 2)                                           285,883               558,860
     Due from officers and employees                                                  14,298                   365
     Other current assets                                                             36,916                31,770
                                                                             ----------------      ----------------
                     Total current assets                                            703,448             2,082,775

Property and equipment, net                                                          196,747               278,805

Intangible assets, net of accumulated amortization of $77,655 (note 6)                     -            16,229,837

Due from officer (note 10)                                                            43,743                56,824
Other assets                                                                           1,439                 4,424
                                                                             ----------------      ----------------
                                                                               $     945,377        $   18,652,665
                                                                             ================      ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $     100,104        $      216,807
     Accrued expenses(note 4)                                                        100,388               102,165
     Current portion of capital lease obligations (note 8)                             8,808                 6,757
     Other liabilities (note 10)                                                           -               101,057
     Notes Payable(note 5)                                                                 -               236,170
                                                                             ----------------      ----------------
                     Total current liabilities                                       209,300               662,956

      Capital lease obligations(note 8)                                                8,089                 3,687
                                                                             ----------------      ----------------
                     Total liabilities                                               217,389               666,643

Commitments (note 8)

Stockholders' equity(notes 6 and 7):
Preferred stock, $.01 par value,  authorized 998.500 shares, none issued
         and outstanding                                                                   -                     -
Series A Convertible Preferred stock, $.01 par value, $1,000 stated value, authorized, issu-d and outstan1,505,4250 shares
Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 4,24,2540 and 28,248,43828,248s, respectively
Additional paid-in-capital                                                         1,137,018            17,239,973
Accumulated deficit                                                                 (413,284)             (787,624)
                                                                             ----------------      ----------------
                     Total stockholders' equity                                      727,988            17,986,022
                                                                             ----------------      ----------------
                                                                               $     945,377        $   18,652,665
                                                                             ================      ================

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS

                                                                        For the Years
                                                                       Ended October 31,
                                                          -------------------------------------------
                                                              1998           1999            2000
                                                          ------------   ------------   -------------
Net sales                                                 $ 1,142,482    $ 1,090,551    $  1,562,484

Cost of goods sold                                            470,450        414,931         623,555
                                                          ------------   ------------   -------------

        Gross profit                                          672,032        675,620         938,929

Selling, general and administrative                           882,385        893,384       1,275,290
Provision for doubtful accounts                                38,835          3,771           7,990
                                                          ------------   ------------   -------------

       Loss from operations                                  (249,188)      (221,535)       (344,351)

Other income (expense) :
    Interest income                                            24,719         10,202           4,877
    Interest expense                                                -         (1,021)        (36,592)
   Miscellaneous expense                                           89            697           1,726
   Loss on disposal of fixed assets                                 -         (9,408)              -
                                                          ------------   ------------   -------------
         Loss before income taxes                            (224,380)      (221,065)       (374,340)

Income tax expense (benefit)(note 9)                             (964)             -               -
                                                          ------------   ------------   -------------

NET LOSS                                                  $  (223,416)   $  (221,065)   $   (374,340)
                                                          ============   ============   =============

Adjustments attributable to preferred stock(note 6):
   Preferred stock beneficial conversion feature          $         -    $         -    $  3,569,000
   Preferred stock dividend requirement                             -              -         375,000
   Accretion of difference between carrying amount
      and redemption amount of redeemable
      preferred stock                                               -              -           5,425
                                                          ------------   ------------   -------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                       $  (223,416)   $  (221,065)   $ (4,323,765)
                                                          ============   ============   =============

Basic and diluted income/(loss) per share                 $     (0.05)   $     (0.05)   $      (0.57)
                                                          ============   ============   =============

Weighted average common shares outstanding -
   basic and diluted                                        4,254,000      4,254,000       7,537,855
                                                          ============   ============   =============

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS

                                                                         For the years
                                                                       Ended October 31,
                                                          -------------------------------------------
                                                              1998           1999            2000
                                                          ------------   ------------   -------------

NET LOSS                                                  $  (223,416)   $  (221,065)   $   (374,340)
Other comprehensive income:
   Currency translation adjustment                                  -              -               -
   Unrealized loss on marketable securities                         -              -               -
                                                          ------------   ------------   -------------

COMPREHENSIVE LOSS                                        $  (223,416)   $  (221,065)   $   (374,340)
                                                          ============   ============   =============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended October 31, 1998, 1999 and 2000

                                                                                                           Retained
                                                                      Series A                             Earnings
                                                        Common        Preferred       Additional        (Accumulated)
                                                        Stock          Stock         Paid in Capital      (Deficit)         Total
                                                    ------------    ------------    -----------------   -------------   ------------
Balance, October 31, 1997                           $     4,254     $         -     $      1,122,018    $     31,197    $ 1,157,469

Executive compensation
   contributed by an officer (note 6)                                                         15,000                         15,000

Net loss                                                                                                    (223,416)      (223,416)
                                                    ------------    ------------    -----------------   -------------   ------------
Balance, October 31, 1998                                 4,254               -            1,137,018        (192,219)       949,053

Net loss                                                      -               -                    -        (221,065)      (221,065)
                                                    ------------    ------------    -----------------   -------------   ------------
Balance, October 31, 1999                                 4,254               -            1,137,018        (413,284)       727,988

Issuance of 12,000  shares of
     common stock under stock
     option plans(note 7)                                    12               -                4,548               -          4,560

Issuance of 23,982,438 shares
     of common stock in exchange for certain
     intangible assets including 279,688 shares
     issued as issuance costs, net of related
     issuance costs of $179,678 (note 6)                 23,982               -           16,103,832               -     16,127,814

Issuance of 1,500,000 of preferred stock (note 6)             -       1,500,000                    -               -      1,500,000

Accretion dividend of preferred stock                         -           5,425               (5,425)              -              -

Net loss                                                      -               -                    -        (374,350)      (374,350)
                                                    ------------    ------------    -----------------   -------------   ------------
Balance, October 31, 2000                           $    28,248     $ 1,505,425     $     17,239,973    $ (787,634)   $  17,986,012
                                                    ============    ============    =================   =============   ============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF Cash Flows
Years ended October 31,

                                                                            ------------      ------------      -------------
                                                                                1998              1999              2000
                                                                            ------------      ------------      -------------
Cash flows from operating activities:
            Net (loss)                                                       $ (223,416)       $ (221,065)      $   (374,340)
            Adjustments to reconcile net loss to net cash
              (used in) operating activities:
               Depreciation and amortization                                     38,783            45,222            128,658
               Common stock options and warrants issued
                 as consideration for:
                  Compensation                                                                          -                  -
                 Operating expenses                                                                     -                  -
               Provision for doubtful accounts                                    2,773             3,771              7,990
               Loss on disposition of fixed assets                                    -             9,408                  -
               Executive compensation contributed by an officer                  15,000                 -                  -
               Beneficial conversion feature on convertible note (Note 8)                               -                  -
               Changes in operating assets and liabilities:                                                                -
                         (Increase) decrease in accounts receivable              27,746            (9,459)          (223,439)
                         (Increase) decrease in inventories, net                (85,001)          (40,273)          (272,977)
                         Increase in receivable from officers and employees     (22,033)             (590)               852
                         (Increase) decrease in other assets                     21,553           (17,519)             2,161
                         Increase(decrease) in accounts payable                  13,641            63,724            116,703
                         Increase (decrease) in accrued expenses                114,530           (73,077)             1,777
                         Increase in due to parent                                    -                 -            101,057
                                                                            ------------      ------------      -------------
               Net cash (used in) operating activities                      $   (96,424)      $  (239,858)      $   (511,558)
                                                                            ------------      ------------      -------------

Cash flows from investing activities:
            Capital expenditures                                                (64,497)          (49,482)          (130,152)
            Purchase of short-term investments                                 (523,905)                -                  -
            Proceeds on maturity of short-term investments                      527,296           254,545                  -
                                                                            ------------      ------------      -------------
               Net cash (used in) investing activities                      $   (61,106)      $   205,063       $   (130,152)
                                                                            ------------      ------------      -------------

Cash flows from financing activities:
            Proceeds from:
               Convertible notes (net) (Note8)                                        -                 -                  -
               Notes payable                                                          -                 -            536,145
               Sale of preferred stock (net) (Note 12)                                -                 -          1,020,347
               Sale of common stock (net)                                             -                 -              4,560
            Repayment of:
               Capital lease obligations                                              -            (3,574)            (9,362)
                                                                            ------------      ------------      -------------
               Net cash provided by financing activities                    $         -       $    (3,574)      $  1,551,690
                                                                            ------------      ------------      -------------

Net increase (decrease) in cash and cash equivalents                        $  (157,530)      $   (38,369)      $    909,980
Cash and cash equivalents - beginning of period                                 356,327           198,797                  -
                                                                            ------------      ------------      -------------
Cash and cash equivalents - end of period                                   $   198,797       $   160,428       $    909,980
                                                                            ============      ============      =============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
   Interest                                                                 $         -       $         -       $          -
                                                                            ============      ============      =============

Supplemental disclosures of non-cash investing and financing activities:

During 1999 and 2000, the Company acquired $20,471 and $2,909, respectively, of equipment through capital leases.

During 2000, the Company acquired licenses and patent rights through the issuance of 23,982,438 shares of common stock valued at $16,307,492.

During 2000, the Company issued Series A Convertible Preferred Stock in exchange for the satisfaction of notes payable amounting to $299,975.

During 2000, the Company adjusted the carrying value of preferred stock and additional paid-in capital for the 4% accretion totaling $5,425.

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements


(1)   Organization and Summary of Significant Accounting Policies

      (a)  Organization

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

           As a result of the issuance of common stock on September 12, 2000, as discussed in note 6, the Company became a subsidiary of NCT Hearing Products, Inc., a wholly owned subsidiary of NCT Group, Inc. As of October 31, 2000, NCT Hearing Products, Inc. owned approximately 82.9% of the outstanding common stock of the Company.

           On December 28, 2000, the Company decided to change its year-end to conform with NCT Group, Inc., which is December 31. Accordingly, the Company will report on the two-month transition period in its Form 10-K as of December 31, 2000.

      (b)  Cash and Cash Equivalents

           The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      (c)  Inventory

           Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      (d)  Revenue and Cost Recognition

           The Company recognizes revenues as products are shipped. Each headset carries a one to two year warranty, depending on the model. The Company provides, by a current charge to income, an amount it estimates that will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the balance sheet.

      (e)  Property and Equipment

           Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-10 years. Repair and maintenance costs are charged to expense when incurred.

      (e)  Intangible Assets

           Intangible assets consist of licensing rights of certain technologies acquired from NCT Hearing Products, Inc. through the issuance of common stock (see note 6). Amortization is computed using the straight-line method over the estimated useful lives of the assets of
           17.5 years. Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value. Amortization expense was $77,655 for the year ended October 31, 2000.

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

      (g)  Advertising

           The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs were $43,143, $98,738 and $54,424 for the years ended October 31, 1998,
           1999 and 2000, respectively, and were included in selling, general and administrative expenses in the accompanying statements of operations.

      (h)  Research and Development

           Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense for the years ended October 31, 1998, 1999 and 2000 was $40,815, $70,809 and $41,554, respectively.

      (i)  Fair Value of Financial Instruments

           The estimated fair values of the Company's cash and cash equivalents, accounts receivable and current liabilities approximate the carrying amount due to the short-term nature of such financial instruments.

      (j)  Use of Estimates

           The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from those estimates.

      (k)  Loss Per Common Share

           The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive (see note 6). However, when preferred stock will be convertible to common stock at a conversion rate that is at a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. The Company has reflected such beneficial conversion feature as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders.

      (l)  Stock Options

           The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.

      (m)  Long-Lived Assets

           Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ending October 31, 1999 and 2000.

      (n)  Concentrations of Credit Risk

           Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents in accounts with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limit. As of October 31, 2000, the Company's cash and cash equivalent balances exceeded the FDIC insurance limit by $948,749. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

           The Company sells its products and services to distributors and end users in various industries worldwide. The Company regularly assesses the realizability of accounts receivable and takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. The Company does not require collateral or other security to support customer receivables.

           The Company is currently sourcing all components from several Far East suppliers who build each component to the Company's specifications. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporarily result in the Company's ability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies.

      (o)  Recent Accounting Standards

           In June 1997, the Financial Standards Accounting Board (FASB) issued Statement No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). As of October 31, 2000, the Company had no components considered to be other comprehensive income.

           In June 1999, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement 133 requires recognizing derivatives as assets or liabilities at fair value and defines certain conditions when such derivatives may be considered hedges. In addition, the FASB issued Statement No. 138, which amends Statement 133. Statement 133, as amended by Statements 137 and 138, is effective for fiscal years beginning after June 15, 2000 (fiscal year 2001 for the Company). As of October 31, 2000, the Company had no such derivatives.

           In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement replaced Statement No. 125 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement 140 is effective for recognition and disclosures of certain securitization transactions for fiscal years ending after December 15, 2000.

           The Company does not expect these new pronouncements will have a significant impact on the reporting of its financial results.

(2)  Inventory

     Inventory at October 31, 1999 and 2000 consists of the following:

                                                   1999          2000
                                              -------------  ------------

       Raw materials                             96,015        180,347
       Work in process                           70,560         77,766
       Finished goods                           119,308        300,747
                                              -------------  ------------

                                               $285,883       $558,860
                                              =============  ============

(3)  Net Property and Equipment

     The following is a summary of property and equipment at October 31, 1999 and 2000:

                                                  1999          2000
                                              -------------  ------------

       Production molds                        $184,430      $ 295,621
       Office equipment                          63,957         36,049
       Production equipment                      35,049         66,918
       Leased equipment                          20,471         23,380
       Leasehold improvements                    14,577         29,577
       Vehicles                                   5,557          5,557
       Marketing displays                        16,160         16,160
                                              -------------  ------------

           Total cost                           340,201        473,262
     Less accumulated depreciation and
       amortization                             143,454        194,457
                                              -------------  ------------

           Total                               $196,747      $ 278,805
                                              =============  ============

     Total depreciation and amortization expense was $38,628, $45,067 and $51,546 for the years ended October 31, 1998, 1999 and 2000, respectively.

(4)  Accrued Expenses

     Accrued expenses consisted of the following at October 31, 1999 and 2000:

                                            1999           2000
                                       --------------  -------------

           Accrued warranty expense    $   78,038      $   78,879
           Other accrued expenses          22,350          23,286
                                       --------------  -------------

                                       $  100,388      $  102,165
                                       ==============  =============

 (5) Notes Payable and Other Financing Arrangements

     On March 27, 2000, the Company received a loan of $150,000 from a stockholder of the Company. The loan matures on March 27, 2001 and bears interest at 8.5% per annum, payable at maturity.

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

     At October 31, 2000, accounts receivable factored under this agreement and still outstanding was $103,223, of which, $86,170 had been received under the borrowing arrangement and is classified as note payable to finance company in the accompanying balance sheet. Total fees incurred under this arrangement amounted to $25,167 during the year ended October 31, 2000 and have been classified as interest expense in the accompanying statement of operations. The Company terminated this arrangement in December 2000.

(6)  Capital Stock

     On August 11, 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 40,000,000 and to authorize the creation of 1,000,000 shares of non-voting, blank check preferred stock.

     Series A Convertible Preferred Stock

     On September 29, 2000, the Company's Board of Directors designated the Series A Convertible Preferred Stock with 1,500 authorized shares, a par value of $0.01 per share, and a stated value of $1,000 per share. The Series A preferred stock has an accretion of 4% per annum on the stated value payable upon conversion or exchange in either cash or common stock. Each share of stock is convertible into the Company's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five day consecutive period out of fifteen trading days, less a discount of 20%, subject to certain adjustments as set forth in the Articles of Amendment to Articles of Incorporation of the Company dated as of September 29, 2000; or a fixed price of $0.50 subject to certain adjustments as set forth in the Articles of Amendment to Articles of Incorporation of the Company dated as of September 29, 2000. In addition, the stock is exchangeable for common stock of NCT Group, Inc. Any outstanding shares will be manditorily converted on March 31, 2005.

     The Company, at its option, may redeem up to $500,000 of the Series A preferred stock if the closing bid price is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% accretion. The stock may be redeemed at the holders' option if the holders of at least two-thirds of the Series A Preferred Shares then outstanding require such redemption upon certain events of noncompliance with the terms of the Series A Preferred Stock Purchase Agreement or Registration Rights Agreement.

     On September 29, 2000, the Company entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock for $1,500,000. The Company received $1,200,025 cash and satisfied $299,975 of notes payable in exchange for the preferred stock. In addition, under the agreement, the Company provided warrants to purchase 4,500,000 shares of the Company's common stock. The warrants are exercisable at $0.50 per share and expire on October 28, 2003. The Company has the right to require the warrant holders to exercise upon a call by the Company under the following conditions: one third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.68 per share and the average daily trading volume during such period is at least 150,000 shares; two thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.94 per share and the average daily trading volume during such period is at least 150,000 shares; and, all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $1.135 per share and the average daily trading volume during such period is at least 150,000 shares.

     The following table summarizes warrants to purchase common stock during the years ended October 31, 1998 and 2000 (no warrants were outstanding during the year ended October 31, 1999):



                                        1998                      2000
                               ------------------------  -----------------------
                                            Weighted                 Weighted
                                            Average                  Average
                                Shares      Exercise      Shares     Exercise
                                             Price                     Price
                               ---------  -------------  ----------  -----------
   Warrants outstanding,
     beginning of year         1,000,000  $    1.50               -    $     -
   Warrants granted                    -          -       4,500,000       0.50
   Warrants terminated         1,000,000       1.50               -          -
                              ----------  -------------  ----------  -----------

   Warrants outstanding and
     exercisable, end of year          -  $       -       4,500,000    $  0.50
                              ----------  -------------  ----------  -----------

     As of October 31, 2000, the Company's outstanding warrants have a weighted average remaining contractual life of approximately 2.9 years.

     Common Stock

     On September 12, 2000, the Company acquired licensing rights for certain technologies from NCT Hearing Products, Inc. through the issuance of 23,982,438 shares of common stock, including 279,688 shares of common stock for costs of issuance. The intangible assets received in the exchange were valued at the fair value of the Company's stock, which was $16,307,492.

     At October 31, 1999 and 2000, $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

     For purposes of determining earnings per share per common stockholder, the Company estimated the value of the warrants issued during the year ended October 31, 2000 to be $3,569,000 using the Black-Scholes valuation method prescribed by SFAS No. 123, with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.97%; and expected lives of three years. In addition, the value of the discounted conversion price as of October 31, 2000 was $375,000 based on the average closing bid price of approximately $0.96. Total accretion on the Series A Convertible Preferred Stock as of October 31, 2000 amounted to $5,425.

     As of October 31, 2000, the number of shares of common stock required to be reserved for the conversion of preferred stock and for the exercise of options and warrants, was 8,802,981 shares.

     During the year ended October 31, 1998, the Company's president was paid a salary in cash of $30,000. In addition, the Company recorded compensation expense of $15,000, with a corresponding credit to additional paid-in capital, to reflect the estimated fair value of the unpaid services provided by the president to the Company.

(7)  Stock Option Plans

     On April 15, 1996, the Board of Directors adopted The 1996 Stock Option Plan (the 1996 Plan), for the benefit of directors, officers, employees and consultants to the Company. The Plan authorized the issuance of up to 590,000 shares of common stock. On April 15, 1996, 540,000 and 50,000 shares were granted to the Company's President and officers, respectively, at an option price of $0.50 per share. The stock option exercise price was the fair value at the date of the grant. On April 13, 1999, the original expiration date of the options, the Company extended the options to April 15, 2001.

     On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers, employees and consultants to the Company. This plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2,000,000 shares of common stock on August 11, 2000. On August 4, 1998, 200,000 and 100,000 shares were granted to the Company's officers and employees, respectively, at an option price of $0.375 per share. The stock option exercise price was the fair market value of a share of common stock at the date of the grant. Options to purchase 150,000 shares of common stock vest and are exercisable as follows: 50,000 immediately; 50,000 on August 4, 1999; and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

     During March and April 2000, options to purchase 12,000 shares of common stock at $0.375 per share were exercised. Total proceeds received by the Company amounted to $4,560.

     On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted to Company officer, at an option price of $0.38 per share. The stock option exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire on April 13, 2004.

     The following table summarizes stock option activity:

                            1998                   1999                   2000
                     --------------------   --------------------  ---------------------
                                Weighted               Weighted              Weighted
                                Average                Average               Average
                                Exercise               Exercise              Exercise
                     Shares     Price       Shares     Price      Shares     Price
                     --------   ---------   ---------  ---------  ---------  ----------
 Options outstanding
 beginning of year   540,000    $  0.500      840,000  $  0.455   1,040,000  $  0.441

Options granted      300,000       0.375      200,000     0.380           -         -
Options exercised          -           -            -         -     (12,000)   (0.380)
Options expired            -           -            -         -           -         -
                     --------   ---------   ---------  ---------  ---------  ----------

Options outstanding
 end of year         840,000    $  0.455    1,040,000  $  0.441   1,028,000  $  0.442
                     ========   =========   =========  =========  =========  ==========

Options exercisable
 end of year         740,000    $  0.466      890,000  $  0.451     978,000  $  0.445
                     ========   =========   =========  =========  =========  ==========

     As of October 31, 2000, the Company's outstanding stock options have exercise prices ranging from $0.375 to $0.50 and a weighted average remaining contractual life of approximately 1.3 years.

     No compensation expense was recorded during 1998, 1999 and 2000 for the options issued to the Company's officers and employees, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net loss and loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                                1998          1999         2000
                            ------------  ------------  ------------
        Net loss:
        As reported         $(223,416)    $(221,065)    $(4,323,765)
                            ============  ============  ============
        Pro forma           $(278,280)     (369,295)     (4,341,632)
                            ============  ============  ============

        Loss per share:
        As reported          $  (0.05)    $   (0.05)    $     (0.57)
                            ============  ============  ============
        Pro forma            $  (0.06)    $   (0.09)    $     (0.58)
                            ============  ============  ============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 141%; risk-free interest rate of 5.76%; and, expected lives ranging from three to five years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 5.45%; and, expected lives of three years.

(8)  Commitments

     Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of October 31, 2000 are:

          Year ended October 31         Capital Leases      Operating Leases
      ------------------------------    ----------------  -------------------

                   2001                    $7,964               2,789
                   2002                     3,676                   -
                   2003                       390                   -

      Total minimum lease payments         12,030               2,789
                                        ================  ===================

      Less amount representing interest     1,586
                                        ----------------  -------------------
      Present  value of net minimum
         capital lease payments            10,444

      Less current installments             6,757
                                        ----------------  -------------------

      Obligations under capital
         leases, excluding current
         installments                    $  3,687
                                        ----------------  -------------------

     Rent expense under lease agreements totaled $24,637, $32,559 and $41,696 for the years ended October 31, 1998, 1999 and 2000, respectively.

(9)  Income Taxes

     There was no provision for income taxes for the years ended October 31, 1999 and 2000 due to operating losses incurred. Income tax expense (benefit) consisted of the following for the year ended October 31, 1998:

                                      Current     Deferred       Total
                                     ----------  ------------  -----------
               1998:
                  Federal            $(6,264)    $    3,800    $   (2,464)
                  State                    -          1,500         1,500
                                     ----------  ------------  -----------

                                     $(6,264)    $    5,300    $     (964)
                                     ==========  ============  ===========

     The actual expense (benefit) differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes as follows:

                                          1998        1999          2000
                                       ----------  ------------  -----------

     Computed "expected" tax benefit    $(75,961)  $(75,162)     $(127,276)
     Increase (reduction) in income
      taxes resulting from:
        Net operating loss not
           currently utilizable           70,001     75,016       100,873
     Nondeductible amortization                -          -        26,403
     Other nondeductible expenses          4,996        146             -
                                       ----------  ------------  -----------
                                        $   (964)  $      -      $      -
                                       ==========  ============  ===========

     The exercise of stock options in 1997 and 2000, which had been granted under the Company's 1996 and 1998 Stock Option Plans (see note 7), gave rise to compensation totaling $225,000 and $8,952, respectively, that is includable in the taxable income of the employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with APB 25, such compensation was not recognized as an expense for financial reporting purposes. The related tax benefits will be reflected as contributions to additional paid-in capital in the periods in which the compensation deduction is utilized by the Company and, in accordance with APB 25 and Statement 109, such compensation deductions are not considered to be temporary differences. Such deductions have not been utilized by the Company due to the net operating losses generated in 1999 and 2000.

     The Company has net operating loss carryforwards for federal and state income tax purposes amounting to $846,000 and $927,000, respectively, which expire through the year 2020. In accordance with Internal Revenue Code
     Section 382, the Company's net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing Products, Inc., as discussed in note 6.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial
     reporting   purposes  and  the  amounts  used  for  income  tax   purposes.
     Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                     1999        2000
                                                   ----------  ----------
        Accounts receivable principally due to
          allowance for doubtful accounts          $  3,700    $   5,200
        Accrued warranty expense                     15,400       15,400
        Net operating loss carryforwards             70,000      124,900
       Contribution carryforwards                       400          500
                                                   ----------  ----------
                                                     89,500      146,000
        Less valuation allowance                     81,700      139,200
                                                   ----------  ----------

       Total deferred tax assets                      7,800        6,800

        Plant and equipment principally due to
          differences in depreciation                 7,800        6,800
                                                   ----------  ----------

       Total deferred tax liabilities                 7,800        6,800
                                                   ----------  ----------

       Net deferred taxes                          $      -    $       -
                                                   ----------  ----------

(10) Related Party Transactions

     During fiscal year 1996, the Company loaned $28,882 to its Chairman. Outstanding principal and interest, at 5% per annum, are due August 2, 2003. During the year ended October 31, 1998, the Company loaned an additional $3,650 to its Chairman, which is due October 31, 2002, with interest at 5% per annum. Outstanding principal and interest amounted to $43,743 and $56,824 as of October 31, 1999 and 2000, respectively.

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

     As of October 31, 2000, the Company owed $101,057 to NCT Hearing Products, Inc., its parent company, for various administrative and accounting services provided to the Company.

(11) Major Customers

     During 1998, one customer accounted for approximately 27% of net sales generated during the year. During 1999, two customers accounted for approximately 30% of net sales generated during the year. During 2000, two customers accounted for approximately 34% of net sales generated during the year.

(12) Fourth Quarter Adjustment

     During the fourth quarter of the year ended October 31, 2000, the Company recorded a decrease to inventory and an increase to cost of goods sold for approximately $75,000 to correct an error that occurred during the second quarter of the year ended October 31, 2000.

(13) Subsequent Events

     On November 28, 2000, the Company issued options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vest as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28, 2003. The options expire on November 28, 2007

     On January 4, 2001, 330 shares of convertible preferred stock were converted in exchange for 1,336,170 shares of the Company's common stock. On January 16, 2001, 20 shares of convertible preferred stock were converted in exchange for 73,725 shares of common stock. On January 19, 2001, 40 shares of convertible preferred stock were converted in exchange for 142,058 shares of common stock.

     On January 26, 2001, the Company entered into an agreement to lease new office and production space, effective March 1, 2001. The lease provides for monthly payments increasing from $5,395 to $8,092 over a five-year term.