Form 10-K/A
period 2000-10-31
PRO TECH COMMUNICATIONS INC
filed 2001-02-14
CIK 945481

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                                (AMENDMENT NO. 1)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                         As of October 31, 2000,
                                       And for the year then ended
                                       -----------------------------
                                        Accounts          Revenue
              CUSTOMER                 Receivable
 ------------------------------------  -----------        ----------

 Muzak                                 $   57,782         $  315,159
 McDonalds                             $   32,827         $  205,167
 All Other                             $  330,763         $1,042,158
                                       -----------        ----------
                               Total   $  421,372         $1,562,484
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

                                                             Years Ended October 31,
                                         ---------------------------------------------------------------
                                            1996         1997        1998        1999         2000
                                         -----------  ---------  ------------  -----------  ------------
STATEMENTS OF OPERATIONS DATA:
 Net sales                                 852,778     996,993    $1,142,482   $1,091,551   $ 1,562,484

Cost of goods sold                         281,682     333,755       470,450      414,931       623,555
                                         -----------  ---------  ------------  -----------  ------------

   Gross profit                            571,096     663,238       672,032      675,620       938,929

Selling, general and administrative        513,398     698,785       882,385      893,384     1,275,290
Provision for doubtful accounts             (8,661)      3,924        38,835        3,771         7,990
                                         -----------  ---------  ------------  -----------  ------------
Income (loss) from operations               66,359     (39,471)     (249,188)    (221,535)     (344,351)

Other income (expense):
Interest income (expense), net              13,800      28,688        24,719        9,181       (31,715)

Miscellaneous income                           107          58            89          697         1,726
Loss on disposal of fixed assets                 -      (1,116)            -         (964)            -
Form 10-SB filing costs                    (79,072)
                                         -----------  ---------  ------------  -----------  ------------
  Income (loss) before income taxes          1,194     (11,841)     (224,380)    (221,065)     (374,340)
                                         -----------  ---------  ------------  -----------  ------------
Income tax expense (benefit)                 1,715         400          (964)           -             -
                                         -----------  ---------  ------------  -----------  ------------
 Net loss                                     (521)    (12,241)   $ (223,416)  $ (221,065)  $  (374,340)

Less:
Preferred stock beneficial conversion            -           -             -            -     3,569,000
Preferred stock dividend requirement             -           -             -            -       375,000
Accretion of difference between carrying         -           -             -            -         5,425
                                         -----------  ---------  ------------  -----------  ------------
Net (loss) attributable to
  common stockholders                         (521)    (12,241)   $ (223,416)  $ (221,065)  $(4,323,765)
                                         ===========  =========  ============  ===========  ============
 Basic and Diluted Net loss per share        (0.00)      (0.00)   $    (0.05)  $    (0.05)  $     (0.57)
                                         ===========  =========  ============  ===========  ============
 Weighted average number of common
   Shares outstanding(1)                 3,414,000   4,122,795     4,254,000    4,254,000     7,537,855
                                         ===========  =========  ============  ===========  ============

                                          ------------------------------------------------------------
                                                                   October 31,
                                              1996        1997       1998        1999       2000
                                          -----------  ----------  ----------  ---------  ------------
BALANCE SHEET DATA:
 Total assets                              $1,110,508  $1,239,143  $1,158,898  $ 945,377  $18,652,665

 Total current liabilities                     99,153      81,764     209,845    209,300      662,956

 Long-term debt                                     -           -           -      8,089        3,687
 Retained earnings (Accumulated deficit)       43,438      31,197    (192,219)  (413,284)    (787,624)

 Stockholders' equity(2)                    1,011,355   1,157,469     949,053    727,988   17,986,022

 Working capital                              878,109     996,458     724,769    494,148    1,419,819

(1)Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.

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

                2000 Aggregated Option and Warrant Exercises and
                   October 31, 2000 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the fiscal year ended October 31, 2000 and the unexercised options and warrants held and the value thereof at that date, by each of Mr. Larkin and Mr. Hennessey.

                                                   Number of shares
                      Number                            Underlying                 Value of Unexercised
                        of                          Unexercised Options          In-the-Money Options
                      Shares                          and Warrants at               and Warrants at
                     Acquired                        October 31, 2000              October 31, 2000
                         On          Value   --------------------------------- --------------------------
    Name             Exercise(#)   Realized  Exercisable (#) Unexercisable ($) Exercisable Unexercisable
------------------  ------------  ---------- --------------- ----------------- ----------- --------------
Keith Larkin               -           -       540,000               -           $ 97,200    $        -

Richard Hennessey          -           -       300,000          50,000           $ 90,750    $   15,000

During fiscal year 2000, neither Mr. Larkin nor Mr. Hennessey exercised any stock options. The fair market value of the Company's common stock as of October 31, 2000 was in excess of the exercise price for both Mr. Larkin's and Mr. Hennessey's stock options. Accordingly, as of October 31, 2000, Mr. Larkin's and Mr. Hennessey's unexercised stock options had value as indicated above.

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

Independent Auditors' Report

Balance Sheets as of October 31, 1999 and October 31, 2000.

Statements of Operations for the years ended October 31, 1998, 1999 and 2000.

Statements of Stockholders' Equity for the years ended October 31, 1998, 1999 and 2000.

Statements of Cash Flows for the years ended October 31, 1998, 1999 and 2000.

Notes to Financial Statements.

      (2) Financial Statements Schedules- Schedules are omitted as not applicable or not required

(a)   (3)   Exhibits including those Incorporated by Reference.


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

*    10(c)  Stock Option, dated April 15, 1996, issued by the Company to Keith
            Larkin. (1)

**   10(d)  Stock  Option,  dated August 4, 1998,  issued by the Company to
            Richard Hennessey. (1)

**   10(e)  Stock  Option,  dated April 13, 1999,  issued by the Company to
            Richard Hennessey. (1)

**   10(f)  Promissory  Note,  dated  March  27,  2000  issued  by  the  Company to  Westek Communications.

     10(g) Stock Purchase Agreement between the Company and NCT Hearing Products, Inc., dated September 13, 2000, incorporated herein by reference to Exhibit 10 (an) to the Pre-Effective Amendment No. 2 to Form S-1 of NCT Group, Inc. filed with the SEC on December 3, 2000.

**   10(h)  License  Agreement  between the Company and NCT Hearing  Products,
            Inc.,  dated September 12, 2000.

**   10(i)  Securities  Purchase and  Supplemental  Exchange Rights  Agreement,
            dated as of September 29, 2000,  among the Company, NCT Group, Inc.,
            Austost Anstalt Schaan, Balmore Funds, S.A. and Zakeni Limited.

**   10(j)  Registration  Rights  Agreement,  dated as of  September  29,  2000, among  the  Company,  NCT Group,  Inc.,  Austost  Anstalt  Schaan,
            Balmore Funds,  S.A. and Zakeni Limited.

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

                                   SIGNATURES




In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2001.

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



  Signature                 Capacity                 Date
 ----------------------------------------------------------------------

 /s/ RICHARD HENNESSEY   Director, Secretary and      February 14, 2001
 ------------------------President
     Richard Hennessey

 /s/ KEITH LARKIN        Chief Executive Officer,     February 14, 2001
 ------------------------Treasurer and Chairman of
     Keith Larkin        the Board (Principal
                         Executive, Financial and
                         Accounting Officer)

 /s/ MICHAEL J. PARRELLA        Director              February 14, 2001
 ------------------------
     Michael J. Parrella


 /s/ CY E. HAMMOND              Director              February 14, 2001
 ------------------------
     Cy E. Hammond


 /s/ IRENE LEBOVICS             Director              February 14, 2001
 ------------------------
     Irene Lebovics

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


/s/ Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
---------------------------------------------------
     Morgan, Jacoby, Thurn, Boyle & Associates, P.A.

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

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF Cash Flows
Years ended October 31,

                                                                            ------------      ------------      -------------
                                                                                1998              1999              2000
                                                                            ------------      ------------      -------------
Cash flows from operating activities:
            Net (loss)                                                       $ (223,416)       $ (221,065)      $   (374,340)
            Adjustments to reconcile net loss to net cash
              (used in) operating activities:
               Depreciation and amortization                                     38,783            45,222            128,658
               Common stock options and warrants issued
                 as consideration for:
                  Compensation                                                                          -                  -
                 Operating expenses                                                                     -                  -
               Provision for doubtful accounts                                    2,773             3,771              7,990
               Loss on disposition of fixed assets                                    -             9,408                  -
               Executive compensation contributed by an officer                  15,000                 -                  -
               Beneficial conversion feature on convertible note (Note 8)                               -                  -
               Changes in operating assets and liabilities:                                                                -
                         (Increase) decrease in accounts receivable              27,746            (9,459)          (223,439)
                         (Increase) decrease in inventories, net                (85,001)          (40,273)          (272,977)
                         Increase in receivable from officers and employees     (22,033)             (590)               852
                         (Increase) decrease in other assets                     21,553           (17,519)             2,161
                         Increase(decrease) in accounts payable                  13,641            63,724            116,703
                         Increase (decrease) in accrued expenses                114,530           (73,077)             1,777
                         Increase in due to parent                                    -                 -            101,057
                                                                            ------------      ------------      -------------
               Net cash (used in) operating activities                      $   (96,424)      $  (239,858)      $   (511,558)
                                                                            ------------      ------------      -------------

Cash flows from investing activities:
            Capital expenditures                                                (64,497)          (49,482)          (130,152)
            Purchase of short-term investments                                 (523,905)                -                  -
            Proceeds on maturity of short-term investments                      527,296           254,545                  -
                                                                            ------------      ------------      -------------
               Net cash (used in) investing activities                      $   (61,106)      $   205,063       $   (130,152)
                                                                            ------------      ------------      -------------

Cash flows from financing activities:
            Proceeds from:
               Convertible notes (net) (Note8)                                        -                 -                  -
               Notes payable                                                          -                 -            536,145
               Sale of preferred stock (net) (Note 6)                                 -                 -          1,020,347
               Sale of common stock (net)                                             -                 -              4,560
            Repayment of:
               Capital lease obligations                                              -            (3,574)            (9,362)
                                                                            ------------      ------------      -------------
               Net cash provided by financing activities                    $         -       $    (3,574)      $  1,551,690
                                                                            ------------      ------------      -------------

Net increase (decrease) in cash and cash equivalents                        $  (157,530)      $   (38,369)      $    909,980
Cash and cash equivalents - beginning of period                                 356,327           198,797                  -
                                                                            ------------      ------------      -------------
Cash and cash equivalents - end of period                                   $   198,797       $   160,428       $    909,980
                                                                            ============      ============      =============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
   Interest                                                                 $         -       $     1,021       $     26,592
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

     Series A Convertible Preferred Stock

     On September 29, 2000, the Company's Board of Directors designated the Series A Convertible Preferred Stock with 1,500 authorized shares, a par value of $0.01 per share, and a stated value of $1,000 per share. The Series A preferred stock has an accretion of 4% per annum on the stated value payable upon conversion or exchange in either cash or common stock. Each share of stock is convertible into the Company's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five day consecutive period out of fifteen trading days, less a discount of 20%, subject to certain adjustments as set forth in the Articles of Amendment to Articles of Incorporation of the Company dated as of September 29, 2000; or a fixed price of $0.50, subject to certain adjustments as set forth in the Articles of Amendment to Articles of Incorporation of the Company dated as of September 29, 2000. In addition, the stock is exchangeable for common stock of NCT Group, Inc. Any outstanding shares will be manditorily converted on March 31, 2005.

     The Company, at its option, may redeem up to $500,000 of the Series A preferred stock if the closing bid price is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% accretion. The stock may be redeemed at the holders' option if the holder of at least two-thirds of the Series A Preferred Shares then outstanding require such redemption upon certain events of noncompliance with the terms of the Series A Preferred Stock Purchase Agreement or Registration Rights Agreement.

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

                                1998          1999         2000
                            ------------  ------------  -----------
        Net loss:
        As reported         $ (223,416)    $(221,065)   $(4,323,765)
                            ============  ============  ===========
        Pro forma           $ (278,280)    $(369,295)   $(4,341,632)
                            ============  ============  ===========

        Loss per share:
        As reported          $   (0.05)     $  (0.05)   $   (0.57)
                            ============  ============  ===========
        Pro forma            $   (0.06)     $  (0.09)   $   (0.58)
                            ============  ============  ===========

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

(8)  Commitments

     Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of October 31, 2000 are:

          Year ended October 31         Capital Leases      Operating
                                                              Leases
      ------------------------------    ----------------  ---------------

                   2001                  $  7,964           $  2,789
                   2002                     3,676                  -
                   2003                       390                  -

      Total minimum lease payments         12,030                 2,789
                                        ================  ===============

      Less   amount    representing         1,586
      interest
                                        ----------------  ---------------
      Present  value of net minimum
         capital lease payments            10,444

      Less current installments             6,757
                                        ----------------  ---------------

      Obligations under capital
         leases, excluding current       $  3,687
         installments
                                        ----------------  ---------------

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

11)  Major Customers

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