Form 10-K/A
period 2000-10-31
PRO TECH COMMUNICATIONS INC
filed 2001-02-26
CIK 945481

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A2

AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                       OCTOBER 31, 2000

Commission File Number:

PRO TECH COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Florida                                                            59-3281593
(State or other jurisdiction of                                  (IRS Employer
incorporation organization)                                  Identification No.)

3311 Industrial 25th Street, Fort Pierce, Florida                    34946
(Address of principal executive office)                            (Zip Code)

(561) 464-5100
(Registrant's telephone number, including area code)

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

On February 12, 2001, the last reported sale of the Company's common stock as reported by the NASD OTC Bulletin Board was $0.437. As of February 12, 2001, there were approximately 44 record holders of the common stock.

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

                                                                                  Securities
                                                                 Other            Underlying          All
Name and Principal                                               Annual        Options/Warrants      Other
     Position                 Year    Salary ($)    Bonus ($) Compensation ($)     SARs (#)      Compensation
--------------------------- -------- -----------   ---------- ---------------- ----------------  -------------
Keith Larkin                  2000    $22,500      $       -    $       -                -         $      -
   Chairman of the Board      1999     25,000              -            -          540,000                -
    Chief Executive Officer   1998     45,000              -            -                -                -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.


The following table sets forth, as of February 13, 2001, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is (i) the beneficial owner of more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) the five most highly compensated executive officers of the Company, if such compensation was at least $100,000, (including the Company's Chief Executive Officer) in the last fiscal year, and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                              Amount and Nature     Approximate
                                               of Beneficial       Percentage
Name of Beneficial Owner                         Ownership          of Class
------------------------                      -----------------   --------------
Keith Larkin                                   1,380,000(1)            4.5%
Richard Hennessey                                362,500(2)            1.2%
Michael J. Parrella(4)                                 -                 -
Irene Lebovics(4)                                      -                 -
Cy E. Hammond(4)                                       -                 -
NCT Hearing Products, Inc.                    24,613,539              82.6%
Austost Anstalt Schaan                         2,238,163(3)            7.0%
Balmore S.A.                                   2,238,163(3)            7.0%
Zakeni Limited                                 6,017,870(3)           16.8%
All Executive Officers and Directors as
  a Group (5 persons)                          1,742,500(1)(2)         5.7%
----------------


Note: Assumes the exercise of currently exercisable options or warrants to purchase shares of common stock and the conversion of convertible securities. The percentage of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants currently exercisable by that person and converted the convertible securities held by that person, but that no other holder of options or warrants has exercised such options or warrants or converted such convertible securities.

(1) Includes 540,000 shares of common stock underlying certainstock option agreements, which is presently exercisable at $0.50 per share and expires on April 15,2001, and 240,000 shares of common stock owned by The Seek Foundation, an organization described in Section 501(c)(3) of the Internal Revenue Code of 1954, as amended. The directors of such organization are Keith Larkin and his wife, Cynthia Larkin. Excludes 40,000 shares held by a Company controlled by Mr. Larkin's son and 400 shares held by Mr. Larkin's grandchildren, shares over which Mr. Larkin disclaims beneficial ownership.

(2) Represents (1) 350,000 shares of common stock underlying certain stock option agreements, of which 300,000 are presently exercisable. Of such options, 50,000 expire on August 4, 2001, 50,000 expire on August 4, 2002, 50,000 expire on August 4, 2003 and 200,000 expire on August 13, 2004 and
     (2) 250,000 shares of common stock underlying certain stock option agreements, of which 62,500 are presently exercisable. Such options expire on November 28, 2007.

(3) In addition to shares owned, includes shares of common stock that beneficial owner has the right to acquire pursuant to exercise of currently exercisable warrants as follows: Austost - 1,125,000 shares; Balmore - 1,125,000 shares; and Zakeni Limited - 2,250,000 shares. Also includes shares of common stock that beneficial owner has the right to acquire pursuant to conversion rights. Such conversion shares were determined using 80% of the lowest, consecutive five-day average close of the fifteen-day trading period ending February 13, 2001, or $0.20 per share. Accretion shares have been included in the calculation. The conversion shares included above are as follows: Austost - 989,532 shares; Balmore - 989,532 shares; and Zakeni Limited - 3,653,655 shares.

(4) Messrs. Parrella and Hammond, and Ms. Lebovics, are officers of NCT and Mr. Parrella is a director of NCT. NCT Hearing is a wholly owned subsidiary of NCT. Messrs. Parrella and Hammond, and Ms. Lebovics, disclaim beneficial ownership in respect of the Company's common stock held by NCT Hearing.

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

Vero Beach, Florida
December 22, 2000,
    except for note 12,
    as to which the date is
    January 26, 2001

PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS
OCTOBER 31,

                                                                          1999            2000
                                                                       ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                         $  160,428      $ 1,070,408
     Accounts receivable, less allowance for doubtful accounts of
         $18,661 and $26,557, respectively (note 5)                       205,923          421,372
     Inventories, net of reserves (note 2)                                285,883          558,860
     Due from officers and employees                                       14,298              365
     Other current assets                                                  36,916           31,770
                                                                       ------------    ------------
                     Total current assets                                 703,448        2,082,775

Property and equipment, net(note 3)                                       196,747          278,805

Intangible assets, net of accumulated amortization of $77,655 (note 6)          -       16,229,837

Due from officer (note 10)                                                 43,743           56,824
Other assets                                                                1,439            4,424
                                                                       ------------    ------------
                                                                       $  945,377      $18,652,665
                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $  100,104      $   216,807
     Accrued expenses(note 4)                                             100,388          102,165
     Current portion of capital lease obligations (note 8)                  8,808            6,757
     Other liabilities (note 10)                                                -          101,057
     Notes Payable(note 5)                                                      -          236,170
                                                                       ------------    ------------
                     Total current liabilities                            209,300          662,956

      Capital lease obligations(note 8)                                     8,089            3,687
                                                                       ------------    ------------

                     Total liabilities                                    217,389          666,643

Commitments (note 8)

Stockholders' equity(notes 6 and 7):
Preferred stock, $.01 par value,  authorized 998,500 shares,
  none issued and outstanding                                                   -                -
Series A  Convertible  Preferred  stock,  $.01 par value,
  $1,000  stated value, authorized, issued and outstanding
  1,500 shares                                                                  -        1,505,425
Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 4,254,000 and 28,248,438 shares,
  respectively                                                              4,254           28,248
Additional paid-in-capital                                              1,137,018       17,239,973
Accumulated deficit                                                      (413,284)        (787,624)
                                                                       ------------    ------------
                     Total stockholders' equity                           727,988       17,986,022
                                                                       ------------    ------------
                                                                       $  945,377      $18,652,665
                                                                       ============    ============
The accompanying notes are an integral part of the financial statements.

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

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended October 31, 1998, 1999 and 2000

                                                                                                           Retained
                                                                      Series A                             Earnings
                                                        Common        Preferred       Additional        (Accumulated)
                                                        Stock          Stock         Paid in Capital      (Deficit)         Total
                                                    ------------    ------------    -----------------   -------------   ------------
Balance, October 31, 1997                           $         -     $     4,254     $     1,122,018     $    31,197     $ 1,157,469

Executive compensation
  contributed by an officer (note 6)                                                         15,000                          15,000

Net loss                                                                                                   (223,416)       (223,416)
                                                    ------------    ------------    -----------------   -------------   ------------

Balance, October 31, 1998                                     -           4,254           1,137,018        (192,219)        949,053

Net loss                                                      -               -                   -        (221,065)       (221,065)
                                                    ------------    ------------    -----------------   -------------   ------------

Balance, October 31, 1999                                     -           4,254           1,137,018         (413,284)       727,988

Issuance of 12,000  shares of common stock under
   stock option plans(note 7)                                 -              12               4,548                -          4,560

Issuance of 23,982,438 shares of common stock in
   exchange for certain intangible assets including
   279,688 shares issued as issuance costs, net of
   related issuance costs of $179,678 (note 6)                -          23,982          16,103,832                -     16,127,814

Issuance of 1,500,000 of preferred stock (note 6)     1,500,000               -                   -                -      1,500,000

Accretion dividend of preferred stock (note 6)            5,425               -              (5,425)               -              -

Net loss                                                      -               -                   -         (374,340)      (374,340)
                                                    ------------    ------------    -----------------   -------------   ------------
Balance, October 31, 2000                           $ 1,505,425     $    28,248     $    17,239,973     $   (787,624)   $17,986,022
                                                    ============    ============    =================   =============   ============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF Cash Flows
Years ended October 31,

                                                                            ------------      ------------      -------------
                                                                                1998              1999              2000
                                                                            ------------      ------------      -------------
Cash flows from operating activities:
         Net (loss)                                                         $  (223,416)      $  (221,065)      $   (374,340)
         Adjustments to reconcile net loss to net cash (used in)
           operating activities:
          Depreciation and amortization                                          38,783            45,222            128,658
          Provision for doubtful accounts                                         2,773             3,771              7,990
          Loss on disposition of fixed assets                                         -             9,408                  -
          Executive compensation contributed by an officer                       15,000                 -                  -
          Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable                     27,746            (9,459)          (223,439)
                  (Increase) decrease in inventories, net                       (85,001)          (40,273)          (272,977)
                  Increase in receivable from officers and employees            (22,033)             (590)               852
                  (Increase) decrease in other assets                            21,553           (17,519)             2,161
                  Increase(decrease) in accounts payable                         13,641            63,724            116,703
                  Increase (decrease) in accrued expenses                       114,530           (73,077)             1,777
                  Increase in due to parent                                           -                 -            101,057
                                                                            ------------      ------------      -------------
          Net cash (used in) operating activities                           $   (96,424)      $  (239,858)      $   (511,558)
                                                                            ------------      ------------      -------------

Cash flows from investing activities:
         Capital expenditures                                                   (64,497)          (49,482)          (130,152)
         Purchase of short-term investments                                    (523,905)                -                  -
         Proceeds on maturity of short-term investments                         527,296           254,545                  -
                                                                            ------------      ------------      -------------
          Net cash provided by (used in) investing activities               $   (61,106)      $   205,063       $   (130,152)
                                                                            ------------      ------------      -------------

Cash flows from financing activities:
         Proceeds from:

          Convertible notes (net) (Note 8)                                            -                 -                  -
          Notes payable                                                               -                 -            536,145
          Sale of preferred stock (net) (Note 6)                                      -                 -          1,020,347
          Sale of common stock (net)                                                  -                 -              4,560
         Repayment of:
          Capital lease obligations                                                   -            (3,574)            (9,362)
                                                                            ------------      ------------      -------------
          Net cash provided by (used in) financing activities               $         -       $    (3,574)      $  1,551,690
                                                                            ------------      ------------      -------------

Net increase (decrease) in cash and cash equivalents                        $  (157,530)      $   (38,369)      $    909,980
Cash and cash equivalents - beginning of period                                 356,327           198,797                  -
                                                                            ------------      ------------      -------------
Cash and cash equivalents - end of period                                   $   198,797       $   160,428       $    909,980
                                                                            ============      ============      =============

Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
   Interest                                                                 $         -       $     1,021       $     36,592
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

           As a result of the issuance of common stock on September 13, 2000, as discussed in note 6, the Company became a subsidiary of NCT Hearing Products, Inc., a wholly owned subsidiary of NCT Group, Inc. As of October 31, 2000, NCT Hearing Products, Inc. owned approximately 82.9% of the outstanding common stock of the Company.

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

           The Company does not expect these new pronouncements will have a significant impact on the reporting of its financial results.

(2)  Inventory

     Inventory at October 31, 1999 and 2000 consists of the following:

                                                   1999          2000
                                              -------------  ------------

       Raw materials                          $   96,015     $  180,347
       Work in process                            70,560         77,766
       Finished goods                            119,308        300,747
                                              -------------  ------------

                                              $  285,883     $  558,860
                                              =============  ============

(3)  Net Property and Equipment

     The following is a summary of property and equipment at October 31, 1999 and 2000:

                                                  1999          2000
                                              -------------  ------------
       Production molds                        $ 184,430      $ 295,621
       Office equipment                           63,957         36,049
       Production equipment                       35,049         66,918
       Leased equipment                           20,471         23,380
       Leasehold improvements                     14,577         29,577
       Vehicles                                    5,557          5,557
       Marketing displays                         16,160         16,160
                                              -------------  ------------

           Total cost                            340,201        473,262
     Less accumulated depreciation and
       amortization                              143,454        194,457
                                              -------------  ------------
           Total                               $ 196,747      $ 278,805
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

     The following table summarizes warrants to purchase common stock during the years ended October 31, 1998 and 2000 (no warrants were outstanding during the year ended October 31, 1999):

                                                        1998                      2000
                                               ------------------------  -----------------------
                                                           Weighted                  Weighted
                                                           Average                   Average
                                                           Exercise                  Exercise
                                                Shares       Price         Shares       Price
                                               ---------  -------------  ----------  -----------
     Warrants outstanding,  beginning of year  1,000,000   $   1.50               -   $      -

     Warrants granted                                  -          -       4,500,000       0.50

     Warrants terminated                       1,000,000       1.50               -          -
                                               ---------  -------------  ----------  -----------

     Warrants outstanding and
       exercisable, end of year                        -   $      -       4,500,000   $   0.50
       year
                                               ---------  -------------  ----------  -----------

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

     The following table summarizes stock option activity:

                              1998                   1999                   2000
                       --------------------   --------------------  ---------------------
                                  Weighted               Weighted              Weighted
                                  Average                Average               Average
                                  Exercise               Exercise              Exercise
                       Shares     Price       Shares     Price      Shares     Price
                       --------   ---------   ---------  ---------  ---------  ----------
Options outstanding,
beginning of year       540,000   $  0.500     840,000   $  0.455   1,040,000   $  0.441

Options granted         300,000      0.375     200,000      0.380           -          -

Options exercised             -          -           -          -     (12,000)    (0.380)
Options expired               -          -           -          -           -          -
                       --------   ---------   ---------  ---------  ---------  ----------

Options outstanding,
   end of year          840,000   $  0.455    1,040,000  $  0.441   1,028,000   $  0.442
                       ========   =========   =========  =========  =========  ==========

Options exercisable,
   end of year          740,000   $  0.466      890,000  $  0.451     978,000   $  0.445
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

                                1998          1999         2000
                            ------------  ------------  ------------
        Net loss:
        As reported         $ (223,416)    $(221,065)   $(4,323,765)
                            ============  ============  ============
        Pro forma           $ (278,280)    $(369,295)   $(4,341,632)
                            ============  ============  ============
        Loss per share:
        As reported          $   (0.05)     $  (0.05)   $     (0.57)
                            ============  ============  ============
        Pro forma            $   (0.06)     $  (0.09)   $     (0.58)
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

(8)  Commitments

     Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of October 31, 2000 are:

          Year ended October 31         Capital Leases      Operating Leases
      ------------------------------    ----------------  ------------------

                   2001                  $    7,964           $  2,789
                   2002                       3,676                  -
                   2003                         390                  -
                                        ----------------  ------------------
      Total minimum lease payments           12,030           $  2,789
                                                          ==================

      Less amount representing interest       1,586
                                        ----------------
      Present  value of net minimum
         capital lease payments              10,444

      Less current installments               6,757
                                        ----------------

      Obligations under capital
         leases, excluding current
         installments                    $    3,687
                                        ================

     Rent expense under lease agreements totaled $24,637, $32,559 and $41,696 for the years ended October 31, 1998, 1999 and 2000, respectively.

(9)  Income Taxes

     There was no provision for income taxes for the years ended October 31, 1999 and 2000 due to operating losses incurred. Income tax expense (benefit) consisted of the following for the year ended October 31, 1998:

                                      Current     Deferred       Total
                                     ----------  ------------  -----------
               1998:
                  Federal            $  (6,264)        3,800       (2,464)
                  State                      -         1,500        1,500
                                     ----------  ------------  -----------
                                     $  (6,264)        5,300         (964)
                                     ==========  ============  ===========

     The actual expense (benefit) differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes as follows:

                                             1998        1999          2000
                                          ----------  ------------  -----------
        Computed "expected" tax benefit   $ (75,961)  $   (75,162)  $  (127,276)
        Increase (reduction) in income
          taxes resulting from:
        Net operating loss not
           currently utilizable              70,001        75,016       100,873
       Nondeductible amortization                 -             -        26,403
       Other nondeductible expenses           4,996           146             -
                                          ----------  ------------  -----------
                                          $    (964)  $         -   $         -
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRO TECH COMMUNICATIONS, INC..


                                          By:  /s/ RICHARD  HENNESSEY
                                               ---------------------------------
                                                   Richard Hennessey, President


February 26, 2001