Form 10-K
period 2000-12-31
PRO TECH COMMUNICATIONS INC
filed 2001-03-30
CIK 945481

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K

(Mark One)

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended October 31, 2000; or

[X] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from November 1, 2000 to December 31, 2000.

                             Commission File Number

                          Pro Tech Communications, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                             59-3281593
 ----------------------------                       ----------------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

   3311 Industrial 25th Street
     Fort Pierce, Florida                                     34946
 ----------------------------                       ----------------------------
(Address of Principal Executive                              (Zip Code)
         Offices)

       Registrant's Telephone Number, Including Area Code:(561) 464-5100.

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of March 20, 2001; Common Stock, $.001 par value; $10,251,335.

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

The Manager's Headset.

The manager's headset is a lightweight over-the-ear fast-food headset, which provides improved comfort to the fast-food store manager monitoring drive-thru activity. It was introduced and favorably received in February of 2000 and the Company will continue to offer this headset in the Company's fast-food product line for the year 2001. The Company sells this headset in a range from $24.50 to $46.00 depending on volumes purchased.

The APEX.

The Company introduced the APEX headset for sale in the second quarter of 1999. After conducting its own market research, the Company determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result, the Company designed the APEX to incorporate both of these features, which should enhance the Company's ability to market the product to cellular, personal computer and small office telephone users. The Company had offered the headset version initially, followed by the interchangeable version. The APEX is a commercial adaptation of the headset that the Company has designed for use by the National Aeronautics and Space Administration ("NASA"). Boeing Defense and Space Group ("Boeing") is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The Company was chosen by The Boeing Corporation as a supplier of telephone headsets for NASA projects after the Company provided Boeing with product specifications, which met NASA's requirements for the product. Boeing also subjected the Company's product to various tests in order to ensure that the product would function under conditions for space travel. See "BUSINESS-- Marketing and Sales". The APEX is a smaller design of the Trinity, with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user for the headset thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear. The Company presently sells the APEX to distributors at prices ranging from $40.00 to $62.00 per headset. The APEX is being sold by distributors and directly by the Company to end-users for $99.00 per headset.

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

The Trinity.

The Trinity has been designed for users in noisy environments. The Company completed the development of this product early in the 2000 calendar year. Unlike other headsets currently available, the Trinity will employ a light (1/2-ounce) "acoustical ear cup" which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which the Company believes will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only headsets available to users operating in noisy office environments. The Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufacturers. The Company presently sells the Trinity to distributors at prices ranging from $42.00 to $54.00 per headset, and the Company sells the product to retailers for $118.00 per headset.

The disparity in price between the cost to distributors and retailers for each product described in this section is primarily a result of a shifting of direct selling expenses from the Company to distributors. Distributors in return for a lower average purchase price have accepted these expenses, averaging approximately $11.23 of the individual unit retail price. The Company offers lower prices for its products to distributors who purchase certain quantities of products to increase sales and gain market share for the Company's products.

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

The following summarizes the Company's key alliances:

--------------------------------------------------------------------------------
                              Date Initial
                              Relationship
  Key Marketing Alliances      Established              Applications
---------------------------- ----------------  ---------------------------------
McDonalds Corporation          April 1995      Aftermarket Fast Food Headsets
Hello Direct                   April 2000      Marketing Agreement
3M Corporation                 April 2000      Marketing Agreement
Muzak Corporation               July 2000      Marketing Agreement
--------------------------------------------------------------------------------

The Company markets and will continue to market its headsets directly to the commercial headset market as a replacement for its competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. The Company entered into a non-binding business relationship agreement with McDonalds Corp. ("McDonalds") which allows the Company to sell its products on a non-exclusive basis to McDonalds' franchises and company-owned restaurants. Initial test sales to McDonalds and its franchisees by the Company and Pro Tech Systems totaled $424,300 in 1994, which included sales to more than 3,500 McDonalds' restaurants. These numbers increased to more than 7,000 restaurants during fiscal year 1995 and to more than 11,000 restaurants during the transition period beginning November 1, 2000 and ending December 31, 2000 ("Transition Period"). The Company's sales of headsets increased in the Transition Period by 45% as a result of an increase in unit sales through its distribution channels to the existing fast-food market along with the Company's decision to expand its presence into the restaurant market through the resale of Motorola and Kenwood radios. The sale of the Company's products to McDonalds'-owned restaurants and franchisee restaurants represented approximately 10% of sales for the two months ended December 31, 1999 and 8.4% of sales for the two-months ended December 31, 2000.

As the Company expands, it will direct its marketing and sales efforts at: (i) telephone operating companies; (ii) telephone system manufacturers; (iii) personal computer manufacturers; and (iv) government agencies. In addition, manufacturers of new telephone systems and other telecommunication equipment that utilize headsets have been targeted by the Company as a developing market for telephone headsets. The Company will also supplement the above strategies with joint ventures and marketing agreements with companies with complementary technologies. Although the Company presently intends to sell its products to several large telephone users, there can be no assurance that the Company will be successful in such efforts. Other potential large volume purchasers of headsets are manufacturers of personal computers, especially when headsets become a standard telephone accessory. In addition, the Company plans to market its products to government agencies. The Company's headset has been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in space travel. To date, the Company has had $5,124 of sales to Boeing for prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and its manufacturer, especially within the telephone industry.

Finally, the Company's direct marketing and sales efforts will be supplemented by the distribution of the Company's products through established channels of distribution. These include: (i) specialized headset distributors that derive a majority of their revenues from the sale of headsets to both end users, and, to a lessor extent, resellers; and (ii) large electronic wholesalers that offer hundreds of products, including headsets. It is anticipated that a majority of sales of the Company's headsets to commercial users such as credit card companies and airlines will be through such distributors.

In addition to marketing its technology through its marketing alliances as described above, as of December 31, 2000, the Company had an internal sales and marketing force of 5 employees, 1 independent sales representative and its executive officers and directors.

The Company does not have a significant foreign exchange transaction risk because its non-U.S. revenue is denominated and settled in U.S. dollars.

E.    Manufacturing

In fiscal year 1999, the Company made a major shift in its production by completing the transition of its final assembly manufacturing process to a Far East manufacturer. This transition was completed on August 1, 1999. This decision was made as a result of major improvements in the quality of components being provided to the Company from its principal suppliers along with major savings in production costs. The Company is currently sourcing all components from several Far East suppliers who build each component according to Company specifications. However, as a result of a rapid expansion of sales to the fast food market, the Company was forced to expand its U.S. manufacturing operations to support the increase in sales for the calendar year ended December 31, 2000. Consequently, in spite of this increase, the Company will adhere to its past cost reduction policy and is in the process of expanding its Far East manufacturing operations to support the current and projected sales volumes. A full migration of this production capacity from the Company's U.S. operations offshore will be completed by the second quarter of 2001. An interruption in the supply of a component for which the Company is unable to readily procure a substitute source of supply could temporarily result in the Company's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, the Company has not experienced any shortages of supplies. In order to meet forecasted customer requirements the Company has multiple suppliers for every component to reduce the risk in a disruption of the supply chain. At October 31, 2000 and December 31, 2000, the amount of the Company's inventory was $558,860 and $650,588, respectively.

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

F.          Concentrations of Credit Risk

The Company sells its products and services to distributors and end users in various industries worldwide. As outlined below, the Company's two largest customers accounted for approximately 43.5% of revenues during the two months ended December 31, 2000 and 45.9% of gross accounts receivable at December 31, 2000. The Company does not require collateral or other security to support customer receivables.

                                            As of December 31, 2000,
                                       And for the two months then ended
                                       ----------------------------------
                                        Accounts
              CUSTOMER                 Receivable               Revenue
 ------------------------------------  -----------             ----------

 Muzak                                 $  168,153              $ 107,715
 McDonalds                                 25,623                 26,011
 All Other                                228,029                174,176
                                       -----------             ----------
                               Total   $  421,805              $ 307,902
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

G.    Competition

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. The Company is aware of several companies who manufacture telephone headsets, each of which possesses greater financial, manufacturing, marketing and other resources than the Company. Primary among the Company's competitors is Plantronics, the world's largest manufacturer of lightweight telephone headsets. Mr. Larkin founded Plantronics. The Company estimates Plantronics share of the market to be approximately 46% worldwide. Plantronics reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) were approximately $320 million for the fiscal year 2000. Other competitors include GN Netcom, Inc. and Hello Direct. In 1997, GN NetCom, Inc. purchased both UNEX Corporation and ACS Wireless in an attempt to grow its market share through acquisitions and recently announced the potential acquisition of Hello Direct. Mr. Larkin founded ACS Wireless. The Company estimates that GN Netcom, Inc. has approximately 29% market share worldwide. These companies are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

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

K.    Employees

The Company currently has 24 full-time employees and 2 part-time employees, including 6 persons in management, 7 persons in administration and shipping, 6 persons in marketing and 7 persons in assembly and production. The Company intends to hire up to 3 additional employees within the next six months, one of whom will work in engineering and 2 in marketing. None of the Company's employees are represented by a collective bargaining unit, and the Company believes that its relationship with its employees is good.

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

ITEM 2.     PROPERTIES

The Company's executive, sales and manufacturing offices occupy approximately 5,000 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida 34946, pursuant to three leases expired on November 30, 2000. The Company's aggregate monthly rent under all leases is $2,450. The Company has leased its current space on a month to month basis until its new facility is ready for occupancy.

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


None.

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



             Year ended October 31, 1999                 High     Low
             ----------------------------------------  -------- --------
               First Quarter                           $ 0.50    $ 0.38
               Second Quarter                          $ 0.38    $ 0.27
               Third Quarter                           $ 0.50    $ 0.31
               Fourth Quarter                          $ 0.50    $ 0.19


             Year ended October 31, 2000                 High     Low
             ----------------------------------------  -------- --------
               First Quarter                           $0.310    $0.299
               Second Quarter                          $0.880    $0.788
               Third Quarter                           $0.670    $0.625
               Fourth Quarter                          $1.062    $0.625


             Transition Period- December 31, 2000        High     Low
             ----------------------------------------  -------- --------
               November 1, 2000 to December 31, 2000   $0.875    $0.312

On March 16, 2001, the last reported sale of the Company's common stock as reported by the NASD OTC Bulletin Board was $0.344. As of March 19, 2001, there were approximately 48 record holders of the common stock.

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

See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the Company's sales of unregistered securities during the two months ended December 31, 2000.

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

                                                                                                                  Two Months Ended
                                                                 Years Ended October 31,                             December 31,
                                                ---------------------------------------------------------------------------------
                                                    1996          1997         1998          1999          2000           2000
                                                -----------   ------------  -----------  -----------  -------------  ------------
STATEMENTS OF OPERATIONS DATA:

 Net sales                                      $  852,778    $   996,993   $1,142,482   $1,090,551   $  1,562,484   $   307,902

Cost of goods sold                                 281,682        333,755      470,450      414,931        623,555       113,920
                                                -----------   ------------  -----------  -----------  -------------  ------------

   Gross profit                                    571,096        663,238      672,032      675,620        938,929       193,982

Selling, general and administrative                513,398        698,785      882,385      893,384      1,275,290       561,044

Provision for doubtful accounts                     (8,661)         3,924       38,835        3,771          7,990         1,574
                                                -----------   ------------  -----------  -----------  -------------  ------------
                                                    66,359        (39,471)    (249,188)    (221,535)      (344,351)     (368,636)

Income (loss) from operations
Other income (expense):

Interest income (expense), net                      13,800         28,688       24,719        9,181        (31,715)       (8,713)

Miscellaneous income                                   107             58           89          697          1,726         1,029

Loss on disposal of fixed assets                         -         (1,116)           -       (9,408)             -             -

Form 10-SB filing costs                            (79,072)             -            -            -              -             -
                                                -----------   ------------  -----------  -----------  -------------  ------------

Income (loss) before income taxes                    1,194        (11,841)    (224,380)    (221,065)      (374,340)     (376,320)

Income tax expense (benefit)                         1,715            400         (964)           -              -             -
                                                -----------   ------------  -----------  -----------  -------------  ------------
 Net loss                                       $     (521)   $   (12,241)  $ (223,416)  $ (221,065)  $   (374,340)  $  (376,320)

Less:

Preferred stock beneficial conversion                    -              -            -            -      3,569,000             -

Preferred stock dividend requirement                     -              -            -            -        375,000             -

Accretion of difference between carrying                 -              -            -            -          5,425        10,027
                                                -----------   ------------  -----------  -----------  -------------  ------------
Net (loss) attributable to common stockholders  $     (521)   $   (12,241)  $ (223,416)  $ (221,065)  $ (4,323,765)  $  (386,347)
                                                ===========   ============  ===========  ===========  =============  ============
 Basic and Diluted Net loss per share           $    (0.00)         (0.00)       (0.05)       (0.05)         (0.57)        (0.01)
                                                ===========   ============  ===========  ===========  =============  ============
 Weighted average number of common
   Shares outstanding(1)                         4,122,795      4,122,795    4,254,000    4,254,000      7,537,855    28,248,438
                                                ===========   ============  ===========  ===========  =============  ============


                                                                            October 31,                              December 31,
                                                ---------------------------------------------------------------------------------
                                                    1996           1997         1998        1999           2000          2000
                                                -----------   ------------  -----------  -----------  -------------  ------------

BALANCE SHEET DATA:
 Total assets                                   $1,110,508    $ 1,239,143   $1,158,898   $  945,377   $ 18,652,665   $18,264,130

 Total current liabilities                          99,153         81,764      209,845      209,300        662,956       651,313
 Long-term debt                                          -              -            -        8,089          3,687         3,115
 Retained earnings (Accumulated deficit)            43,438         31,197     (192,219)    (413,284)      (787,624)   (1,163,944)
 Stockholders' equity (2)                        1,011,355      1,157,469      949,053      727,988     17,986,022    17,609,702
 Working capital                                   878,109        996,458      724,769      494,148      1,419,819     1,205,686

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

A.    Forward-Looking Statements

Statements in this Transition Report on Form 10-K, which are not historical facts, are forward-looking statements, which involve risks and uncertainties. The Company's actual results in fiscal 2001 and beyond may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales, and engineering and development services to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to maintain satisfactory relations with its customers; attract and retain key personnel; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.

B.    Overview

Pro Tech Communications, Inc. (hereinafter referred to as "Pro Tech" or the "Company") presently designs, develops, manufactures and markets lightweight telecommunications headsets. The Company's headsets employ new concepts in advanced lightweight design and marketing strategies involving the sale of the Company's product directly to the commercial headset market as a replacement for its competitors' products. The Company presently sells its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and is in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers. The Company's products include:

o     ProCom Headset
o     A-10 Amplifier (telephone)
o     Apex Headset
o     Trinity Headset
o     A-27 Amplifier

The Company's operating revenues are comprised of product sales. Operating revenues for the two months ended December 31, 2000 consisted of approximately $307,902 in product sales.

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

Since its inception, the Company has incurred losses from operations, which have been recurring and amounted to $1,163,944 on a cumulative basis through December 31, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) product sales (2) the sale of preferred stock convertible into common stock, (3) the sale of common stock and (4) short-term financing arrangements.

C.    RESULTS OF OPERATIONS

TWO MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE TWO MONTHS ENDED DECEMBER 31, 1999(unaudited):

For the two months ended December 31, 2000, the Company realized a net loss of $376,320 compared to a net loss of $68,906 for the two months ended December 31, 1999. The current reporting period loss was attributed to three factors: (1) The Company's acquisition of certain intangible property from NCT Hearing Products, Inc. required amortization expenses of $156,000 during the two months ended December 31, 2000, (2) Due to acquisition of approximately 83% of the Company's common stock by NCT Hearing Products, Inc., related to the intangible property acquired, there was an overhead expense allocation incurred by the Company of approximately $84,000 for the two months ended December 31, 2000 and (3) The result of the growing competition in the Company's distributor selling channel in the fast-food market causing a deterioration of gross margins.

Net sales generated during the months ended December 31, 2000 increased 163% to $307,902 from $116,716 for the two months ended December 31, 1999. This increase in sales was as a result of two factors: (1) The Company's ability to continue to recoup fast-food headset market share lost during the year ended 1999, (2) Sales from the market introduction of several new telephone headsets and related communication equipment.

The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of the Transition Period, the Company sold a total of 9,517 headsets, as compared to 3,548 headsets in the same two-month period in 1999. This difference represents an increase in sales of 5,969 headsets or 168% more than the 1999 comparable two-month period. Net unit sales of fast-food headsets increased 189% primarily from the expansion of the Company's sales distribution channel previously mentioned. Consistent with the Company's objectives, the indirect distribution channel accounted for 77% of net revenues and 78% of unit volumes versus 70% of net revenues and 64% of unit volumes in the comparable 1999 two- month period. The Company has successfully maintained its relationship with The McDonald's Corporation and once again has been selected to be a part of McDonald's International Owner Operator's trade show planned for April 2002. Sales from outside the fast-food market were $63,336 for the two months ended December 31, 2000, as a result of delays in the market introduction of the Company's telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On September 29, 2000, the Company received an initial capital infusion of $1.5 million to support this working capital requirement, with corresponding stock warrants to invest an additional $2.3 million. The Company expects sales to dramatically increase from the telephone market as a result of receiving this capital infusion. The market introductions of these new products are planned in the 2nd and 3rd quarter of calendar year 2001.

Gross margin percent decreased 4% to 63% versus 67% in the comparable two-month period in 1999 as a result of the Company's desire to regain lost market share due to price competition in the fast-food headset market as well as an increase in manufacturing of certain of the Company's products domestically here in the U.S.

Selling, general and administrative expenses (SG&A) for the two-month period ended December 31, 2000 were $561,044 or 182% of revenues versus $145,119 or 124% of revenues in the comparable 1999 period. This increase was the result of several factors. First, due to the transaction resulting in the acquisition of the intangible property from NCT Hearing Products, Inc., the Company incurred approximately $156,000 of amortization expense of such intangible property and an allocation of overhead expense which amounted to approximately $115,000 for the two-month period ended December 31, 2000. Second, the Company increased its marketing and advertising expenses to $5,088 from $2,482 in the comparable 1999 two-month period as a result of an increase in expenses in marketing material from the use of an alternative source along with the decision to increase the Company's attendance at trade shows showing targeted return on investments.

The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. Although this is the Company's intention there are no formal agreements in place and no assurances that they will occur in the future. The Company is also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market.

Net amortization and depreciation expenses increased to $164,153 or 53.3% of revenues in the current two-month period versus $153,589 or 132% of revenues in the comparable 1999 two-month period. This increase was as a result of the amortization of the intangible property acquired in September 2000. Such amortization expense amounted to approximately $156,000 for the two months ended December 31, 2000.

The Company generated interest income of $721 for the two months ended December 31, 2000 as compared to $1,008 for the comparable 1999 two-month period. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities into short-term certificates of deposits less cash available.

YEAR ENDED OCTOBER 31, 2000 AS COMPARED TO THE YEAR ENDED OCTOBER 31, 1999:

For the year ended October 31, 2000, the Company realized a net loss of $374,340 compared to a net loss of $221,065 for the year ended October 31, 1999. The current reporting year loss was attributed to three factors: (1) The Company's acquisition of certain intangible property from NCT Hearing Products, Inc. required amortization expenses of $78,000 during the month of October 2000, (2) Due to acquisition of approximately 83% of the Company's common stock by NCT Hearing Products, Inc., related to the intangible property acquired, there was an overhead expense allocation incurred by the Company of approximately $101,000 for the period from September 13, 2000 to October 31, 2000 and (3) The result of the growing competition in the Company's distributor selling channel in the fast-food market causing a deterioration of gross margins.

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

The Company continued the sale of its products through distributors augmenting these sales with direct sales from the Company's own outbound telemarketing operation. At the completion of fiscal year 2000, the Company sold a total of 41,121 headsets, as compared to 27,641 headsets in the previous year. This difference represents an increase in sales of 13,480 headsets or 49% more than the comparable twelve-month period. Net unit sales of fast-food headsets increased 33%, primarily from the expansion of the Company's sales distribution channel previously mentioned. Consistent with the Company's objectives, the indirect distribution channel accounted for 73% of net revenues and 77% unit volumes versus 64% of net revenues and 74% of unit volumes in the comparable 1999 period. The Company has successfully maintained its relationship with The McDonald's Corporation and once again has been selected to be a part of McDonald's International Owner Operator's trade show planned for April of fiscal year 2002. Sales from outside the fast-food market were $250,000 as a result of delays in the market introduction of the Company's telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On September 29, 2000, the Company received an initial capital infusion of $1.5 million to support this working capital requirement, with corresponding stock warrants to invest an additional $2.3 million. The Company expects sales to dramatically increase from the telephone market as a result of receiving this capital infusion. The market introductions of these new products are planned in the 2nd and 3rd quarter of fiscal year 2001.

Gross margin percent decreased 1.86% to 60.09% versus 61.95% in the comparable 1999 period as a result of the Company's desire to regain lost market share due to price competition in the fast-food headset market as well as an increase in manufacturing of certain of the Company's products domestically here in the U.S.

Selling, general and administrative expenses (SG&A) for the fiscal year were $1,275,290 or 81.6% of revenues versus $893,384 or 89% of revenues in the comparable 1999 period. This increase was the result of several factors. First, due to the transaction resulting in the acquisition of the intangible property from NCT Hearing Products, Inc., the Company incurred approximately $78,000 of amortization expense of such intangible property and an allocation of overhead expense which amounted to approximately $101,000 for the period from September 13, 2000 to October 31, 2000. Second, the Company decreased its marketing and advertising expenses to $54,424 from $98,738 in the comparable 1999 period as a result of a reduction in expenses in marketing material from the use of an alternative source along with the decision to reduce the Company's attendance at trade shows showing targeted return on investments. These trade shows allowed the Company the opportunity to successfully present the new products planned for market introduction in the 1st and 2nd quarter of fiscal year 2000 along with the opportunity to perform needed market research necessary to have successful product introductions in the future.

The Company has continued its investment in Research and Development and new product development accounting for investments mold designs and component testing. Although this is the Company's intention there are no formal agreements in place and no assurances that they will occur in the future. The Company is also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market.

 Net amortization and depreciation expenses increased to $128,658 or 8.2% of revenues in the current fiscal year versus $45,222 or 4.1% of revenues in the comparable 1999 period. This increase was as a result of the amortization of the intangible property acquired in September 2000. Such amortization expense amounted to approximately $78,000 for the year ended October 31, 2000.

The Company generated interest income of $4,877 for the year ended October 31, 2000 as compared to $10,202 for the comparable 1999 year. The interest income resulted from the Company's investment of the net proceeds from the private placement of securities into short-term certificates of deposits less cash available.

D.    LIQUIDITY AND CAPITAL RESOURCES

The current ratio  (current  assets to current  liabilities)  of the Company was
2.85 to 1.00 at December 31, 2000, as compared to 2.47 to 1.00 for the same comparable 1999 fiscal year. At December 31, 2000, the Company's current assets exceeded its current liabilities by approximately $1,205,686.

During the current two-month period ending December 31, 2000, the Company has funded its working capital requirements with cash flow from operations and proceeds from the sale of convertible preferred stock in September 2000. Management believes that the Company has sufficient funds to meet the Company's anticipated working capital requirements for the next 12 months. In addition the Company is currently seeking a new asset-based lending agreement to further assist the Company attain its projected business growth in 2001. In December 2000, the Company terminated its short-term factoring arrangement entered into in December 1999. Under this agreement the Company's obligations were collateralized by all of the Company's accounts receivable, inventory, and equipment. The Company did not obtain any advances under the expired factoring agreement during the two months ended December 31, 2000.

In addition, in order for the Company to maximize the potential of the telephone user market and to enable the Company to expand into additional markets, including government agencies and personal computers, the Company will require additional capital. On March 27, 2000, the Company obtained a loan from Westek Communications Inc. (a related party) for $150,000 payable in one year with an interest rate of 8.5%. These funds were used to finance ongoing product development along with the associated market introduction and promotion of these new products. The Company will seek to raise additional financing as a result of its relationship with NCT Hearing Products, Inc. and its parent company, NCT Group, Inc.

At December 31, 2000, cash and cash equivalents were $776,381. Such balance was invested in interest bearing money market accounts.

The Company's working capital increased to $1,205,686 at December 31, 2000, from $397,319 at December 31, 1999. This $808,367 increase was primarily due to the receipt of net proceeds of $1,200,025 from the sale of $1,500,000 of the Company's Series A Convertible Preferred stock in September 2000.

During the two-month period ended December 31, 2000, the net cash used in operating activities was $204,989, compared to $141,306 used in operating activities during the same period in 1999, an increase of $63,683. The $204,989 net cash used in operating activities was primarily due to an increase of five production and sale personnel in support of the Company's business expansion in addition to investments of $11,517 in Research & Development. The remainder of the net cash used in operating activities, $193,472, was invested in Selling, General & Administrative infrastructure expansion in preparation of several new product introductions planned for the fiscal year 2001.

Net inventory increased during 2000 by $394,209, due to the increase of its fast food headset market and production of new products during 2000. The Company has received individual unit cost benefits by extending its commitments to its Far East suppliers beyond 6 months thus allowing for a further 27% reduction in the Company's per unit costs.

The net cash used by financing activities was $87,909 during the two-month period ended December 31, 2000, primarily due to the repayment of certain notes payable.

The Company has no lines of credit with banks or other lending institutions.

Due to the Company's need to fund new product development and increase its manufacturing capacity in order to meet new business demands in 2000 and 2001, it was necessary for the Company to enter into certain transactions, which provided additional funding as follows:


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

E.    Capital Expenditures

There were no material commitments for capital expenditures as of December 31, 2000, and no other material commitments are anticipated in the near future.

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

Based upon a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.


ITEM 8.      FINANCIAL STATEMENTS

The Reports of the Independent Auditors, Morgan, Jacoby, Thurn, Boyle & Associates, P.A., and the financial statements and accompanying notes are attached.

                                                              Page

 Independent Auditors' Report                                 F-1

 Balance Sheets as of October 31, 1999 and 2000
  and December 31, 2000                                       F-2

 Statements of Operations for the years ended
  October 31, 1998, 1999 and 2000 and for the two
  months ended December 31, 2000                              F-3

 Statements of Stockholders' Equity for the years ended
  October 31, 1998, 1999 and 2000 and for the two
  months ended December 31, 2000                              F-4

 Statements of Cash Flows for the years ended
  October 31, 1998, 1999 and 2000 and for the two
  months ended December 31, 2000                              F-5

 Notes to Financial Statements                                F-6

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 19, 2001.

  Name                  Age               Positions and Offices
  --------------------  ----  --------------------------------------------------
  Keith Larkin           77    Chairman of the Board, Chief Executive Officer
                                and Treasurer
  Richard Hennessey      41    President, Director and Secretary
  Michael J. Parrella    52    Director
  Cy E. Hammond          46    Director
  Irene Lebovics         47    Director

Keith Larkin is the founder, Chairman of the Board of Directors, Chief Executive Officer and Treasurer of the Company. Mr. Larkin's 40-year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 2000 of approximately $320 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership that he managed as general partner. Pro Tech Systems was formed to design, manufacture, and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the Company in November 1994, Mr. Larkin became the Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer of the Company, positions which he held until February 2, 1999, when he resigned as President of the Company but retained his position as Chairman of the Board of Directors, Chief Executive Officer and Treasurer.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the two-month period ended December 31, 2000, all of such executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by all persons who served as the Company's Chief Executive Officer during the last calendar year and by each of the Company's other executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the fiscal years ended October 31, 2000, 1999, 1998 and the two months ended December 31, 2000.

                                                                                  Securities
                                                                 Other            Underlying          All
Name and Principal                                               Annual        Options/Warrants      Other
     Position                 Year    Salary ($)    Bonus ($) Compensation ($)     SARs (#)      Compensation
--------------------------- -------- -----------   ---------- ---------------- ----------------  -------------
Keith Larkin                12/31/00   $ 7,500     $       -   $      -                   -      $        -
   Chairman of the Board    10/31/00    22,500             -
   Chief Executive Officer  10/31/99    25,000             -          -             540,000               -
   and Treasurer            10/31/98    42,500             -          -                   -               -
   and Treasurer


Compensation Arrangements with Certain Officers and Directors

The Company had an employment agreement with Keith Larkin, which was terminated on February 2, 1999. The agreement provided for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. Mr. Larkin was eligible for the maximum annual salary during a given year only if the Company generated annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of the Company's annual sales. Since the Company did not meet the minimum requirements during fiscal years ended October 31, 1998, 1999 or 2000 and during the two months ended December 31, 2000, the Board of Directors paid Mr. Larkin the compensation set forth in the preceding table.

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

The Company does not have a written employment agreement with Richard Hennessey. During each of the fiscal years ended October 31, 1998, 1999 and 2000 and the two months ended December 31, 2000, Mr. Hennessey received a salary of $51,000, $51,000, $76,621 and $16,154, respectively.

Messrs. Larkin and Hennessey did not receive any additional compensation for serving as directors of the Company.


Compensation of Directors

No directors of the Company have received any fees for serving as a director.


Stock Option Plans

On November 28, 2000, the Company issued to employees of the Company, options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vest as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28,
2003. The options expire on November 28, 2007.

                2000 Aggregated Option and Warrant Exercises and
                   December 31, 2000 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the Transition Period ended December 31, 2000 and the unexercised options and warrants held and the value thereof at that date, by each of Mr. Larkin and Mr. Hennessey.

                                                   Number of shares
                      Number                            Underlying                 Value of Unexercised
                        of                          Unexercised Options          In-the-Money Options
                      Shares                          and Warrants at               and Warrants at
                     Acquired                        October 31, 2000              October 31, 2000
                         On          Value   --------------------------------- --------------------------
    Name             Exercise(#)   Realized  Exercisable (#) Unexercisable ($) Exercisable Unexercisable
------------------  ------------  ---------- --------------- ----------------- ----------- --------------
Keith Larkin                 -           -         540,000               -      $      -     $      -
Richard Hennessey            -           -         362,500         237,500      $      -     $      -

During fiscal year ended 2000 and Transition Period ended 2000, neither Mr. Larkin nor Mr. Hennessey exercised any stock options. The fair market value of the Company's common stock as of December 31, 2000 was less than the exercise price for both Mr. Larkin's and Mr. Hennessey's stock options. Accordingly, as of December 31, 2000, Mr. Larkin's and Mr. Hennessey's unexercised stock options had no value as indicated above.

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

      1998 Stock Option Plan

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers, employees and consultants to the Company. The 1998 Plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2,000,000 shares of common stock on August 11, 2000. On August 4, 1998, 200,000 and 100,000 shares were granted to the Company's officers and employees, respectively, at an option price of $0.375 per share. The stock option exercise price was the fair market value of a share of common stock at the date of the grant. Options to purchase 150,000 shares of common stock granted to Richard Hennessey vested and are exercisable as follows:
50,000 immediately, 50,000 on August 4, 1999 and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 19, 2001, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is (i) the beneficial owner of more than five percent of the common stock of the Company, (ii) each director of the Company, (iii) the five most highly compensated executive officers of the Company, if such compensation was at least $100,000, (including the Company's Chief Executive Officer) in the last fiscal year, and (iv) all executive officers and directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

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

(1) Includes 540,000 shares of common stock underlying certain stock option agreements, which is presently exercisable at $0.50 per share and expires on April 15, 2001, and 240,000 shares of common stock owned by The Seek Foundation, an organization described in Section 501(c)(3) of the Internal Revenue Code of 1954, as amended. The directors of such organization are Keith Larkin and his wife, Cynthia Larkin. Excludes 40,000 shares held by a Company controlled by Mr. Larkin's son and 400 shares held by Mr. Larkin's grandchildren, shares over which Mr. Larkin disclaims beneficial ownership.

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

Independent Auditors' Report

Balance Sheets as of  October 31, 1999 and 2000  and December 31, 2000

Statements of Operations for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000

Statements of Stockholders' Equity for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000

Statements of Cash Flows for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000

Notes to Financial Statements

     2)   Financial   Statements   Schedules-   Schedules  are  omitted  as  not
          applicable or not required

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

*   10(c)   Stock Option, dated April 15, 1996, issued by the Company to Keith
            Larkin. (1)

**  10(d)   Stock Option, dated August 4, 1998, issued by the Company to Richard
            Hennessey.(1)

**  10(e)   Stock Option, dated April 13, 1999, issued by the Company to Richard
            Hennessey.(1)

    10(f) Stock Option, dated November 28, 2000, issued by the company to Richard Hennessey.

**  10(g)   Promissory  Note,  dated  March  27,  2000  issued  by  the  Company to  Westek Communications.

*** 10(h)   Stock  Purchase  Agreement  between the Company and NCT Hearing
            Products, Inc., dated September 13, 2000, incorporated herein by reference to Exhibit 10 (an) to the Pre-Effective Amendment No. 2 to
            Form S-1 of NCT Group, Inc. filed with the SEC on December 3, 2000.

**  10(i)   License  Agreement  between the Company and NCT Hearing  Products,
            Inc.,  dated   September 12, 2000.

**  10(j)   Securities  Purchase and  Supplemental  Exchange Rights  Agreement,
            dated as of September 29, 2000,  among the Company, NCT Group, Inc.,
            Austost Anstalt Schaan, Balmore Funds, S.A. and Zakeni Limited.

**  10(k)   Registration  Rights  Agreement,  dated as of  September 29,  2000, among  the Company,  NCT Group,  Inc.,  Austost  Anstalt  Schaan,
            Balmore Funds,  S.A. and  Zakeni Limited.

**  10(l)   Consulting Agreement with Union Atlantic LC dated March 15, 1999.

**  10(m)   Amendment No. 1 to Consulting  Agreement  between the Company and
            Union Atlantic LC dated June 1, 1999.

**  10(n)   Modification to Consulting  Agreement between the Company and
            Union Atlantic LC dated July 29, 1999.

*** 10(o)   Shareholder's  Agreement  dated  September  13,  2000  by and between the Company and NCT Hearing Products, Inc.

**  23(a)   Consent of Morgan, Jacoby, Thurn, Boyle & Associates, P.A.

-----------------------

* Incorporated by reference to the initial filing with the SEC of the Company's Form 10-KSB on July 5, 1996.

** Incorporated herein by reference to Registration Statement on Form S-1 filed with the SEC November 3, 2000.

*** Incorporated herein by reference to amended filing with the SEC of the Company's Form 10-K on February 26, 2001

(1)   Denotes a management contract or compensatory plan or arrangement.

(b) No report on Form 8-K was filed during the last quarter of the year covered by this Annual Report on Form 10-K.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

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


  Signature                 Capacity                 Date
 ----------------------------------------------------------------------

 /s/ RICHARD HENNESSEY   Director, Secretary and      March 30, 2001
 ------------------------President
     Richard Hennessey

 /s/ KEITH LARKIN        Chief Executive Officer,     March 30, 2001
 ------------------------Treasurer and Chairman of
     Keith Larkin        the Board (Principal
                         Executive, Financial and
                         Accounting Officer)

 /s/ MICHAEL J. PARRELLA        Director              March 30, 2001
 ------------------------
     Michael J. Parrella


 /s/ CY E. HAMMOND              Director              March 30, 2001
 ------------------------
     Cy E. Hammond


 /s/ IRENE LEBOVICS             Director              March 30, 2001
 ------------------------
     Irene Lebovics

                          Independent Auditors' Report


The Board of Directors
Pro Tech Communications, Inc.:


We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of October 31, 1999 and 2000 and December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 2000 and for the two months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 1999 and 2000 and December 31, 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2000 and for the two months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
---------------------------------------------------
     Morgan, Jacoby, Thurn, Boyle & Associates, P.A.

Vero Beach, Florida
February 13, 2001

PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS
                                                                                          October 31,           December 31,
                                                                                  ---------------------------  ------------
                                                                                      1999           2000          2000
                                                                                  ------------  -------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   160,428   $  1,070,408   $   776,381
     Accounts receivable, less allowance for doubtful accounts of
         $18,661, $26,557 and $28,131, respectively (note 5)                          205,923        421,372       421,805
     Inventories, net of reserves (note 2)                                            285,883        558,860       650,588
     Due from officers and employees                                                   14,298            365           400
     Other current assets                                                              36,916         31,770         7,825
                                                                                  ------------  -------------  ------------
                     Total current assets                                             703,448      2,082,775     1,856,999

Property and equipment, net(note 3)                                                   196,747        278,805       271,090

Intangible assets, net of accumulated amortization of
    $77,655 and $232,964, respectively (note 6)                                             -     16,229,837    16,074,528

Due from officer (note 10)                                                             43,743         56,824        57,206
Other assets                                                                            1,439          4,424         4,307
                                                                                  ------------  -------------  ------------
                                                                                  $   945,377   $ 18,652,665   $18,264,130
                                                                                  ============  =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   100,104   $    216,807   $   168,750
     Accrued expenses(note 4)                                                         100,388        102,165       110,400
     Current portion of capital lease obligations (note 8)                              8,808          6,757         5,590
     Other liabilities (note 10)                                                            -        101,057       216,573
     Notes Payable(note 5)                                                                  -        236,170       150,000
                                                                                  ------------  -------------  ------------
                     Total current liabilities                                        209,300        662,956       651,313

Capital lease obligations(note 8)                                                       8,089          3,687         3,115
                                                                                  ------------  -------------  ------------
                     Total liabilities                                                217,389        666,643       654,428

Commitments (note 8)

Stockholders' equity(notes 6 and 7):
Preferred stock, $.01 par value,  authorized 998,500 shares, none issued
         and outstanding                                                                    -              -             -
Series A Convertible  Preferred  stock,  $.01 par value,  $1,000 stated
  value,  authorized,  issued and outstanding 1,500 shares                                  -      1,505,425     1,515,452
Common  stock,  $.001  par  value, authorized  40,000,000 shares, issued and
  outstanding 4,254,000, 28,248,438 and 28,248,438 shares, respectively                 4,254         28,248        28,248
Additional paid-in-capital                                                          1,137,018     17,239,973    17,229,946
Accumulated deficit                                                                  (413,284)      (787,624)   (1,163,944)
                                                                                  ------------  -------------  ------------
                     Total stockholders' equity                                       727,988     17,986,022    17,609,702
                                                                                  ------------  -------------  ------------
                                                                                  $   945,377   $ 18,652,665   $18,264,130
                                                                                  ============  =============  ============
The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
                                                                                             Two Months
                                                                    For the Years               ended
                                                                  Ended October 31,          December 31,
                                                   ----------------------------------------  ------------
                                                       1998          1999          2000          2000
                                                   ------------  ------------  ------------  ------------
Net sales                                           $ 1,142,482   $ 1,090,551   $ 1,562,484   $   307,902

Cost of goods sold                                      470,450       414,931       623,555       113,920
                                                    ------------  ------------  ------------  ------------
        Gross profit                                    672,032       675,620       938,929       193,982

Selling, general and administrative                     882,385       893,384     1,275,290       561,044
Provision for doubtful accounts                          38,835         3,771         7,990         1,574
                                                    ------------  ------------  ------------  ------------
       Loss from operations                            (249,188)     (221,535)     (344,351)     (368,636)

Other income (expense) :
    Interest income                                       24,719        10,202         4,877           721
    Interest expense                                           -        (1,021)      (36,592)       (9,434)
    Miscellaneous expense                                     89           697         1,726         1,029
    Loss on disposal of fixed assets                           -        (9,408)            -             -
                                                     ------------  ------------  ------------  ------------
         Loss before income taxes                       (224,380)     (221,065)     (374,340)     (376,320)

Income tax expense (benefit)(note 9)                        (964)            -             -             -
                                                     ------------  ------------  ------------  ------------

NET LOSS                                             $  (223,416)  $  (221,065)  $  (374,340)  $  (376,320)
                                                     ============  ============  ============  ============

Adjustments attributable to preferred stock(note 6):
   Preferred stock beneficial conversion feature     $         -    $        -   $ 3,569,000   $         -
   Preferred stock dividend requirement                        -             -       375,000             -
   Accretion of difference between carrying amount
      and redemption amount of redeemable
      preferred stock                                          -             -         5,425        10,027
                                                     ------------  ------------  ------------  ------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                  $  (223,416)  $  (221,065)  $(4,323,765)  $  (386,347)
                                                     ============  ============  ============  ============

Basic and diluted income/(loss) per share            $     (0.05)  $     (0.05)  $     (0.57)  $     (0.01)
                                                     ============  ============  ============  ============

Weighted average common shares outstanding -
   basic and diluted                                   4,254,000     4,254,000     7,537,855    28,248,438
                                                     ============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       Retained
                                                       Series A                                        Earnings
                                                       Preferred       Common         Additional      (Accumulated)
                                                         Stock          Stock       Paid in Capital    (Deficit)         Total
                                                      ------------   ------------   ---------------- --------------   ------------
Balance, October 31, 1997                             $         -    $     4,254    $  1,122,018     $     31,197     $ 1,157,469

Executive compensation
   contributed by an officer (note 6)                           -              -          15,000                -          15,000

Net loss                                                        -              -               -         (223,416)       (223,416)
                                                      ------------   ------------   ---------------- --------------   ------------
Balance, October 31, 1998                                       -          4,254       1,137,018         (192,219)        949,053

Net loss                                                                                                 (221,065)       (221,065)
                                                      ------------   ------------   ---------------- --------------   ------------
Balance, October 31, 1999                                       -          4,254       1,137,018         (413,284)        727,988

Issuance of 12,000  shares of
     common stock under stock
     option plans(note 7)                                       -             12           4,548                -           4,560

Issuance of 23,982,438 shares of common stock
     in exchange for certain intangible
     assets including 279,688 shares issued
     as issuance costs, net of related
     issuance costs of $179,678 (note 6)                        -         23,982      16,103,832                -      16,127,814

Issuance of 1,500,000 of preferred stock (note 6)       1,500,000              -               -                -       1,500,000

Accretion dividend of preferred stock (note 6)              5,425              -          (5,425)               -               -

Net loss                                                        -              -               -         (374,340)       (374,340)
                                                      ------------   ------------   ---------------- --------------   ------------
Balance, October 31, 2000                               1,505,425         28,248      17,239,973         (787,624)     17,986,022

Accretion dividend of preferred stock (note 6)             10,027              -         (10,027)               -               -

Net loss                                                        -              -               -         (376,320)       (376,320)
                                                      ------------   ------------   ---------------- --------------  -------------
Balance, December 31, 2000                            $ 1,515,452    $    28,248    $ 17,229,946     $ (1,163,944)   $ 17,609,702
                                                      ============   ============   ================   ============  =============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
                                                                                                                  Two Months Ended
                                                                                Years ended October 31,             December 31,
                                                                      ------------------------------------------   -------------
                                                                         1998            1999          2000            2000
                                                                      ------------   -----------   -------------   -------------
Cash flows from operating activities:
  Net (loss)                                                          $  (223,416)   $ (221,065)   $   (374,340)   $   (376,320)
  Adjustments to reconcile net loss to net
       cash (used in) operating activities:
    Depreciation and amortization                                          38,783        45,222         128,658         164,153
    Provision for doubtful accounts                                         2,773         3,771           7,990           1,574
    Loss on disposition of fixed assets                                         -         9,408               -               -
    Executive compensation contributed by an officer                       15,000             -               -               -
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                          27,746        (9,459)       (223,439)         (2,007)
       (Increase) decrease in inventories, net                            (85,001)      (40,273)       (272,977)        (91,728)
       Increase in receivable from officers and employees                 (22,033)         (590)            852            (417)
       (Increase) decrease in other assets                                 21,553       (17,519)          2,161          24,062
       Increase(decrease) in accounts payable                              13,641        63,724         116,703         (48,057)
       Increase (decrease) in accrued expenses                            114,530       (73,077)          1,777           8,235
       Increase in due to parent                                                -             -         101,057         115,516
                                                                      ------------   -----------   -------------   -------------
          Net cash (used in) operating activities                     $   (96,424)   $ (239,858)   $   (511,558)   $   (204,989)
                                                                      ------------   -----------   -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                                    (64,497)      (49,482)       (130,152)         (1,129)
  Purchase of short-term investments                                     (523,905)            -               -               -
  Proceeds on maturity of short-term investments                          527,296       254,545               -               -
                                                                      ------------   -----------   -------------   -------------
          Net cash provided by (used in) investing activities         $   (61,106)   $  205,063    $   (130,152)   $     (1,129)
                                                                      ------------   -----------   -------------   -------------
Cash flows from financing activities:
  Proceeds from:
    Notes payable                                                               -             -         536,145               -
    Sale of preferred stock (net) (Note 6)                                      -             -       1,020,347               -
    Sale of common stock (net)                                                  -             -           4,560               -
  Repayment of:
    Notes payable                                                               -             -               -         (86,170)
    Capital lease obligations                                                   -        (3,574)         (9,362)         (1,739)
                                                                      ------------   -----------   -------------   -------------
          Net cash provided by (used in) financing activities         $         -    $   (3,574)   $  1,551,690    $    (87,909)
                                                                      ------------   -----------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                  $  (157,530)   $  (38,369)   $    909,980    $   (294,027)
Cash and cash equivalents - beginning of period                           356,327       198,797         160,428       1,070,408
                                                                      ------------   -----------   -------------   -------------
Cash and cash equivalents - end of period                             $   198,797    $  160,428    $  1,070,408    $    776,381
                                                                      ============   ===========   =============   =============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
  Interest                                                            $         -    $    1,021    $     36,592    $      2,072
                                                                      ============   ===========   =============   =============

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

During the year ended October 31, 2000 and the two months ended December 31, 2000, the Company adjusted the carrying value of preferred stock and additional paid-in capital for the 4% accretion totaling $5,425 and $10,027, respectively.

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

           As a result of the issuance of common stock on September 13, 2000, as discussed in note 6, the Company became a subsidiary of NCT Hearing Products, Inc., a wholly owned subsidiary of NCT Group, Inc. As of December 31, 2000, NCT Hearing Products, Inc. owned approximately 82.9% of the outstanding common stock of the Company.

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


      (e)  Intangible Assets

           Intangible assets consist of licensing rights of certain technologies acquired from NCT Hearing Products, Inc. through the issuance of common stock (see note 6). Amortization is computed using the straight-line method over the estimated useful lives of the assets of
           17.5 years. Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value. Amortization expense was $77,655 for the year ended October 31, 2000 and $155,309 for the two months ended December 31, 2000.

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

      (g)  Advertising

           The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising costs were $43,143, $98,738, $54,424 and $5,088 for the years ended October 31,
           1998, 1999, 2000 and for the two months ended December 31, 2000, respectively, and were included in selling, general and administrative expenses in the accompanying statements of operations.

      (h)  Research and Development

           Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amount charged to expense for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000, respectively, was $40,815, $70,809, $41,554 and $11,517, respectively.

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

      (m)  Long-Lived Assets

           Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ending October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000.

      (n)  Concentrations of Credit Risk

           Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents in accounts with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limit. As of December 31, 2000, the Company's cash and cash equivalent balances exceeded the FDIC insurance limit by $654,383. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

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

      (o)  Recent Accounting Standards

           In June 1997, the Financial Standards Accounting Board (FASB) issued Statement No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other financial statements. Statement 130 is effective for years beginning after December 15, 1997 (fiscal year 1999 for the Company). As of December 31, 2000, the Company had no components considered to be other comprehensive income.

           In June 1999, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement 133 requires recognizing derivatives as assets or liabilities at fair value and defines certain conditions when such derivatives may be considered hedges. In addition, the FASB issued Statement No. 138, which amends Statement 133. Statement 133, as amended by Statements 137 and 138, is effective for fiscal years beginning after June 15, 2000 (January 2001 for the Company). As of December 31, 2000, the Company had no such derivatives.

           In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement replaced Statement No. 125 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement 140 is effective for recognition and disclosures of certain securitization transactions for fiscal years ending after December 15, 2000. As of December 31, 2000, the Company had no such transactions.

           The Company does not expect these new pronouncements will have a significant impact on the reporting of its financial results.

(2)  Inventory

     Inventory at October 31, 1999 and 2000 and December 31, 2000 consists of the following:

                              October 31,    October 31,  December 31,
                                 1999           2000           2000
                              ------------  ------------  ------------

       Raw materials              96,015       180,347       178,540
       Work in process            70,560        77,766       149,637
       Finished goods            119,308       300,747       322,411
                              ------------  ------------  ------------
                              $  285,883    $  558,860    $  650,558
                              ============  ============  ============


(3)      Property and Equipment, Net

     The following is a summary of property and equipment at October 31, 1999 and 2000 and December 31, 2000:
                                               October 31,
                                         -----------------------   December 31,
                                             1999        2000         2000
                                         ----------   ----------   ----------
Production molds                         $ 184,430    $ 295,621    $ 296,583

Office equipment                            63,957       66,918       67,068

Production equipment                        35,049       36,049       36,067

Leased equipment                            20,471       23,380       23,380

Leasehold improvements                      14,577       29,577       29,577

Vehicles                                     5,557        3,573        3,573

Marketing displays                          16,160       16,160       16,160
                                         ----------   ----------   ----------
  Total cost                               340,201      471,278      472,408

Less accumulated depreciation
  and amortization                         143,454      192,473      201,318
                                         ----------   ----------   ----------
Total                                    $ 196,747    $ 278,805    $ 271,090
                                         ==========   ==========   ==========

     Total depreciation and amortization expense, with respect to property and equipment, was $38,628, $45,067, $51,546 and $8,844 for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000, respectively.

(4)  Accrued Expenses

     Accrued expenses consisted of the following at October 31, 1999 and 2000 and December 31, 2000:


                                               October 31,
                                         -----------------------   December 31,
                                             1999        2000         2000
                                         ----------   ----------   ----------

     Accrued warranty expense            $  78,038    $  78,879    $  74,753
     Other accrued expenses                 22,350       23,286       35,647
                                         ----------   ----------   ----------
                                         $ 100,388    $ 102,165    $ 110,400
                                         ==========   ==========   ==========


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

     At October 31, 2000, accounts receivable factored under this agreement and still outstanding was $103,223, of which, $86,170 had been received under the borrowing arrangement and is classified as note payable in the accompanying balance sheet. The Company terminated this arrangement in December 2000. At December 31, 2000, accounts receivable factored under this agreement and still outstanding was $15,279, no borrowings were outstanding, and amounts payable to the finance company representing accrued fees totaled $5,202. Total fees incurred under this arrangement amounted to $25,167 and $6,991 during the year ended October 31, 2000 and for the two months ended December 31, 2000, respectively, and have been classified as interest expense in the accompanying statement of operations.

(6)  Capital Stock

     On August 11, 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 40,000,000 and to authorize the creation of 1,000,000 shares of non-voting, blank check preferred stock.

     Series A Convertible Preferred Stock

     On August 14, 2000, the Company's Board of Directors designated the Series A Convertible Preferred Stock with 1,500 authorized shares, a par value of $0.01 per share, and a stated value of $1,000 per share. The Series A preferred stock has an accretion of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Each share of stock is convertible into the Company's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five day consecutive period out of fifteen trading days, less a discount of 20%; or a fixed price of $0.50. In addition, the stock is exchangeable for common stock of NCT Group, Inc. Any outstanding shares will be manditorily converted on March 31, 2005.

     The Company, at its option, may redeem up to $500,000 of the Series A preferred stock if the closing bid price is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% accretion. The stock may be redeemed at the holders' option if two-thirds of all preferred stockholders require such redemption upon certain events of noncompliance with the terms of the Series A Preferred Stock Purchase Agreement or Registration Rights Agreement.

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

     The following table summarizes warrants to purchase common stock during the years ended October 31, 1998 and 2000 (no warrants were outstanding during the year ended October 31, 1999) and during the two months ended December 31, 2000:


                               October 31, 1998      October 31, 200      December 31, 200
                           --------------------- --------------------- ----------------------
                                      Weighted              Weighted              Weighted
                                      Average               Average               Average
                                      Exercise              Exercise              Exercise
                             Shares     Price     Shares     Price      Shares     Price
                           ---------- ---------- ---------- ---------- ----------- ----------
Warrants outstanding,
 beginning of year          1,000,000  $    1.50           -   $     -   4,500,000   $   0.50

Warrants granted                    -          -   4,500,000      0.50           -          -
Warrants terminated         1,000,000       1.50           -         -           -          -

Warrants outstanding and
 exercisable, end of year           -  $       -   4,500,000   $  0.50   4,500,000   $   0.50

     As of December 31, 2000, the Company's outstanding warrants have a weighted average remaining contractual life of approximately 2.75 years.

     Common Stock

     On September 12, 2000, the Company acquired licensing rights for certain technologies from NCT Hearing Products, Inc. through the issuance of 23,982,438 shares of common stock, including 279,688 shares of common stock for costs of issuance. The intangible assets received in the exchange were valued at the fair value of the Company's stock, which was $16,307,492.

     At October 31, 2000 and December 31, 2000, $4,000 was held in escrow for the benefit of the Company pending completion of the subscription agreements by two investors for 4,000 shares each. These receivables are netted against additional paid-in capital.

     For purposes of determining earnings per share per common stockholder, the Company estimated the value of the warrants issued during the year ended October 31, 2000 to be $3,569,000 using the Black-Scholes valuation method prescribed by SFAS No. 123, with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.97%; and expected lives of three years. In addition, the value of the discounted conversion price as of October 31, 2000 was $375,000 based on the average closing bid price of approximately $0.96. Total accretion on the Series A Convertible Preferred Stock as of October 31, 2000 and December 31, 2000 aggregated $5,425 and $15,452, respectively.

     As of December 31, 2000, the number of shares of common stock required to be reserved for the conversion of preferred stock and for the exercise of options and warrants, was 11,885,780 shares.

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

     The following table summarizes stock option activity for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000:

                         October 31, 1998       October 31, 1999    October 31, 2000      December 31, 2000
                      ----------------------  -------------------- -------------------- ----------------------
                                   Weighted             Weighted             Weighted              Weighted
                                    Average             Average               Average              Average
                                   Exercise             Exercise              Exercise             Exercise
                          Shares    Price      Shares    Price      Shares     Price      Shares     Price
                       ----------  ---------  --------- ---------- ---------- --------- ---------- ----------
Options outstanding,
beginning of year        540,000   $ 0.500     840,000    $ 0.455  1,040,000   $ 0.441   1,028,000  $ 0.442

Options granted          300,000     0.375     200,000      0.380          -         -     500,000    0.438
Options exercised              -         -           -          -    (12,000)   (0.380)          -        -
Options expired                -         -           -          -          -         -           -        -
                       ----------  ---------  --------- ---------- ---------- --------- ---------- ----------

Options outstanding
end of year              840,000   $ 0.455    1,040,000   $ 0.441   1,028,000  $ 0.442   1,528,000   $ 0.440
                       ==========  =========  ========= ========== ========== ========= ========== ==========
Options exercisable,
end of year              740,000   $ 0.466      890,000   $ 0.451     978,000  $ 0.445   1,103,000   $ 0.444
                       ==========  =========  ========= ========== ========== ========= ========== ==========


     As of December 31, 2000, the Company's outstanding stock options have exercise prices ranging from $0.375 to $0.50 and a weighted average remaining contractual life of approximately 2.45 years.


     No compensation expense was recorded during the years ended October 31, 1998, 1999 and 2000 and during the two months ended December 31, 2000 for the options issued to the Company's officers and employees, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net loss and loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:

                                       October 31,
                           ------------------------------------  December 31,
                              1998        1999         2000         2000
                           ----------  ----------  ------------  ----------
Net loss:
As reported                $(223,416)  $(221,065)  $(4,323,765)  $(386,347)
                           ==========  ==========  ============  ==========
Pro forma                  $(278,280)  $(369,295)  $(4,341,632)  $(443,642)
                           ==========  ==========  ============  ==========

Loss per common share:
As reported                $   (0.05)  $   (0.05)  $     (0.57)  $   (0.01)
                           ==========  ==========  ============  ==========
Pro forma                  $   (0.06)  $   (0.09)  $     (0.58)  $   (0.02)
                           ==========  ==========  ============  ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the two months ended December 31, 2000: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.54%; and expected lives ranging from four to seven years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended October 31, 1999: dividend yield of 0%; expected volatility of 141%; risk-free interest rate of 5.76%; and, expected lives ranging from three to five years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended October 31, 1998: dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 5.45%; and, expected lives of three years.

(8)      Commitments

     Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of December 31, 2000 are:

         Year ended December 31               Capital Leases  Operating Leases
         ----------------------               --------------  ----------------

                     2001                      $   6,627       $   2,594
                     2002                          3,187
                     2003                            195               -
                                              --------------  ----------------

         Total minimum lease payments             10,009           2,594
                                                              ================
         Less amount representing interest         1,304
                                              --------------
         Present value of net minimum
          capital lease payments                   8,705

         Less current installments                 5,590
                                              --------------

         Obligations under capital leases,
          excluding current installments       $   3,115
                                              ==============

     Rent expense under lease agreements totaled $24,637, $32,559, $41,696 and $6,421 for the years ended October 31, 1998, 1999 and 2000 and for the two months ended December 31, 2000, respectively.

(9)       Income Taxes

     There was no provision for income taxes for the years ended October 31, 1999 and 2000 and for the two months ended December 31, 2000 due to operating losses incurred. Income tax expense (benefit) consisted of the following for the year ended October 31, 1998:

                                           Current    Deferred     Total
                                         ----------   --------   -----------
                     1998:
                         Federal         $  (6,264)     3,800      (2,464)
                         State                   -      1,500       1,500
                                         ----------   --------   -----------
                                         $  (6,264)     5,300        (964)
                                         ==========   ========   ===========
     The actual expense (benefit) differs from the "expected" amount computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes as follows:

                                               October 31,      December

                                    ------------------------------- December 31,
                                       1998       1999      2000        2000
                                    ---------  --------- ----------  ----------
Computed "expected" tax benefit     $(75,961)  $(75,162) $(127,276)  $(127,949)
Increase in income taxes resulting
 from:
Net operating loss not currently
utilizable                            70,001     75,016    100,873      75,144

Nondeductible amortization                 -          -     26,403      52,805
Other nondeductible expenses           4,996        146          -           -
                                    ---------  --------- ----------  ----------
                                    $  (964)          -          -           -
                                    =========  ========= ==========  ==========

     The exercise of stock options during the years ended October 31, 1997 and 2000, which had been granted under the Company's 1996 and 1998 Stock Option Plans (see note 7), gave rise to compensation totaling $225,000 and $8,952, respectively, that is includable in the taxable income of the employees and deductible by the Company for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with APB 25, such compensation was not recognized as an expense for financial reporting purposes. The related tax benefits will be reflected as contributions to additional paid-in capital in the periods in which the compensation deduction is utilized by the Company and, in accordance with APB 25 and Statement 109, such compensation deductions are not considered to be temporary differences. Such deductions have not been utilized by the Company due to the net operating losses generated during the years ended October 31, 1998, 1999 and 2000 and during the two months ended December 31, 2000.

     The Company has net operating loss carryforwards for federal and state income tax purposes amounting to $1,067,000 and $1,153,000, respectively, which expire through the year 2020. In accordance with Internal Revenue Code Section 382, the Company's net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing Products, Inc., as discussed in note 6.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    October 31,
                                             ---------------------  December 31,
                                                1999       2000         2000
                                             ---------  ----------  ------------
     Accounts receivable principally due
      to allowance for doubtful accounts     $  3,700   $   5,200    $   5,500
     Accrued warranty expense                  15,400      15,400       14,700
     Net operating loss carryforwards          70,000     124,900      168,600
     Contribution carryforwards                   400         500          500
                                             ---------  ----------  ------------
                                               89,500     146,000      189,300
     Less valuation allowance                  81,700     139,200      182,900
                                             ---------  ----------  ------------
     Total deferred tax assets                  7,800       6,800        6,400

     Plant and equipment principally due
      to differences in depreciation            7,800       6,800        6,400
                                             ---------  ----------  ------------
     Total deferred tax liabilities             7,800       6,800        6,400
                                             ---------  ----------  ------------
     Net deferred taxes                      $      -   $       -   $        -
                                             =========  ==========  ===========

(10)     Related Party Transactions

     During fiscal year 1996, the Company loaned $28,882 to its Chairman. Outstanding principal and interest, at 5% per annum, are due August 2, 2003. During the year ended October 31, 1998, the Company loaned an additional $3,650 to its Chairman, which is due October 31, 2002, with interest at 5% per annum. Outstanding principal and interest amounted to $43,743, $56,824 and $57,206 as of October 31, 1999 and 2000 and December
     31, 2000, respectively.

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

     As of October 31, 2000 and December 31, 2000, the Company owed $101,057 and $216,573, respectively, to NCT Hearing Products, Inc., its parent company, for various administrative and accounting services provided to the Company.

(11)     Major Customers

     During the year ended October 31,1998, one customer accounted for approximately 27% of net sales generated during the year. During the year ended October 31, 1999, two customers accounted for approximately 30% of net sales generated during the year. During the year ended October 31, 2000, two customers accounted for approximately 34% of net sales generated during the year. During the two months ended December 31, 2000 one customer accounted for approximately 35% of net sales generated during the period.


(12)    Fourth Quarter Adjustment

     During the fourth quarter of the year ended October 31, 2000, the Company recorded a decrease to inventory and an increase to cost of goods sold for approximately $75,000 to correct an error that occurred during the second quarter of the year ended October 31, 2000.

(13)     Prior Year Comparable Transition Period Data (Unaudited)

     The following sets forth the unaudited results of operations for the two months ended December 31, 1999:
                                              December 31,
                                                 1999
                                             -------------
                Revenues                     $   116,716
                Gross profit                      77,838
                 Loss from operations            (67,581)
                 Income taxes                          -
                 Net loss                        (68,906)
                 Net loss per shares               (0.02)
                 Weighted average number
                   of shares outstanding       4,266,000

(14)     Subsequent Events

     On January 4, 2001, 330 shares of convertible preferred stock were converted in exchange for 1,336,170 shares of the Company's common stock. On January 16, 2001, 20 shares of convertible preferred stock were converted in exchange for 73,725 shares of common stock. On January 19, 2001, 40 shares of convertible preferred stock were converted in exchange for 142,058 shares of common stock.

     On January 26, 2001, the Company entered into an agreement to lease new office and production space, effective March 1, 2001. The lease provides for monthly payments increasing from $5,395 to $8,092 over a five year term.