Form 10-Q
period 2001-03-31
PRO TECH COMMUNICATIONS INC
filed 2001-05-15
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Pro Tech Communications, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                          59-3281593
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. EmployerIdentification No.)
incorporation or organization)

4492 Okeechobee Rd                                                  34947
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (561) 464-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                32,660,597 shares outstanding as of May 10, 2001


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
                                                                         December 31,      March 31,
                                                                             2000             2001
                                                                         -------------    -------------
ASSETS                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                           $    776,381     $    119,948
     Accounts receivable, less allowance for doubtful
        accounts of $28,131                                                   421,805          412,151
     Inventories (note 4)                                                     650,588          679,929
     Due from officers and employees                                              400              400
     Other current assets (note 6)                                              7,825           61,907
                                                                         -------------    -------------
                     Total current assets                                   1,856,999        1,274,335

Property and equipment, net (note 5)                                          271,090          570,498

Intangible assets, net of accumulated amortization of
           $232,964 and $465,928, respectively                             16,074,528       15,841,564

Due from officer                                                               57,206           57,879
Other assets                                                                    4,307            4,307
                                                                         -------------    -------------
                                                                         $ 18,264,130     $ 17,748,583
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $    168,750     $    154,516
     Accrued expenses (note 7)                                                110,400          153,166
     Current portion of capital lease obligations                               5,590            5,590
     Other liabilities (note 8)                                               216,573           14,924
     Notes Payable                                                            150,000          150,000
                                                                         -------------    -------------
                     Total current liabilities                                651,313          478,196

Capital lease obligations                                                       3,115            2,413
                                                                         -------------    -------------
                     Total liabilities                                        654,428          480,609

Stockholders' equity (note 9):
Preferred stock, $.01 par value, 1,000,000 authorized shares:
 Series A Convertible Preferred stock, $.01 par value, $1,000 stated
     value, authorized 1,500 shares, issued and outstanding 1,500
     and 419, respectively                                                  1,515,452          427,449
Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 28,248,438 and 32,660,597 shares,
     respectively                                                              28,248           32,661
Additional paid-in-capital                                                 17,229,946       18,306,231
Accumulated deficit                                                        (1,163,944)      (1,498,367)
                                                                         -------------    -------------
                     Total stockholders' equity                            17,609,702       17,267,974
                                                                         -------------    -------------
                                                                         $ 18,264,130     $ 17,748,583
                                                                         =============    =============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                            Three Months
                                                                           Ended March 31,
                                                                    -----------------------------
                                                                        2000             2001
                                                                    -------------   -------------
Net Sales                                                           $    286,399    $    618,021

Cost of goods sold                                                       129,750         220,537
                                                                    -------------   -------------
     Gross profit                                                        156,649         397,484

Selling, general and administrative                                      247,022         737,264
                                                                    -------------   -------------
     Loss from operations                                                (90,373)       (339,780)

Other income/(expense):
     Interest Income                                                         160           2,559
     Interest expense                                                          -           2,160
     Other miscellaneous                                                     (78)            638
                                                                    -------------   -------------
NET LOSS                                                            $    (90,291)   $   (334,423)

Adjustments attributable to preferred stock (note 10):
     Accretion of difference between carrying amount
       and redemption amount of redeemable preferred stock          $          -    $     10,763
                                                                    -------------   -------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                               $    (90,291)   $   (345,186)
                                                                    =============   =============
Basic and diluted loss per share                                    $      (0.02)   $      (0.01)
                                                                    =============   =============
Weighted average common shares outstanding - basic and diluted         4,256,440      29,835,674
                                                                    =============   =============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                    For the Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                  2000               2001
                                                                            --------------    ---------------
Cash flows from operating activities:
     Net loss                                                               $     (90,291)    $     (334,423)
     Adjustments to reconcile net loss to net
          cash (used in) operating activities:
       Depreciation and amortization                                               10,135            246,231
       Gain on sale of fixed assets                                                     -               (350)
       Changes in operating assets and liabilities:
          Decrease in accounts receivable                                          42,164              9,654
          (Increase) decrease in inventories                                       25,905            (29,341)
          Increase in receivable from officers and employees                            -               (673)
          Increase in other assets                                                (17,954)           (54,082)
          Increase(decrease) in accounts payable                                    3,518            (14,234)
          Increase (decrease) in accrued expenses                                 (15,396)            42,766
          Decrease in other liabilities                                                 -           (201,649)
                                                                            --------------    ---------------
             Net cash (used in) operating activities                        $     (41,919)    $     (336,101)
                                                                            --------------    ---------------
Cash flows from investing activities:
     Capital expenditures                                                   $     (58,421)    $     (312,675)
     Proceeds on sale of fixed asset                                                    -                350
                                                                            --------------    ---------------
             Net cash (used in) investing activities                        $     (58,421)    $     (312,325)
                                                                            --------------    ---------------

Cash flows from financing activities:
     Proceeds from:
       Notes payable                                                        $     150,000     $            -
       Sale of common stock (net)                                                 (17,360)                 -
     Payments made on:
       Stock issuance costs on conversion of preferred stock                            -             (7,305)
       Capital lease obligations                                                        -               (702)
                                                                            --------------    ---------------
             Net cash provided by (used in) financing activities            $     132,640     $       (8,007)
                                                                            --------------    ---------------
Net increase (decrease) in cash and cash equivalents                               32,300           (656,433)
Cash and cash equivalents - beginning of period                                    64,449            776,381
                                                                            --------------    ---------------
Cash and cash equivalents - end of period                                   $      96,749     $      119,948
                                                                            ==============    ===============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                 $           -     $            -
                                                                            ==============    ===============

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2001, Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital for the 4% accretion totaling $10,763.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
MARCH 31, 2001

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "the company," "our" or "Pro Tech." The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. You should read these financial statements in conjunction with the financial statements and footnotes thereto included in Pro Tech's Annual Report on Form 10-K, for the year ended October 31, 2000, as filed on February 14, 2001, and the Transition Report on Form 10-K, for the transition period from November 1, 2000 to December 31, 2000, as filed on March 30, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified certain amounts in prior period financial statements to conform to the current period's presentation.

2.   Loss Per Share:

     The company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

3.   Recent Accounting Pronouncements:

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133" ("SFAS 138"). SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 138 will not have a material impact on the company's condensed financial statements as the company currently does not use derivative instruments.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44"). This interpretation clarifies certain issues relating to stock compensation. FIN 44 became effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. Management believes that adoption of FIN 44 did not impact the company's condensed financial statements.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125" ("SFAS 140"). This statement replaced SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and disclosures of certain securitization transactions for fiscal years ending after December 15, 2000. As of March 31, 2001, the company had no such transactions. We expect to follow the provisions of SFAS 140 to account for our factoring agreement discussed in Note 11 "Factoring Agreement."

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). As amended by SFAS No. 137, the company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the company's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB 101 did not have an impact on the condensed financial statements.

4.   Inventories:

     Inventories comprise the following:

                                          December 31,      March 31,
                                              2000            2001
                                         --------------  --------------
                                                          (unaudited)
   Raw materials                          $   178,540     $    192,698
   Work in process                            149,637          149,914
   Finished goods                             322,411          337,317
                                         --------------  --------------
   Gross inventories                      $   650,588     $    679,929
                                         ==============  ==============

5.   Property and Equipment, net:

     Property and equipment, net comprise the following:

                                               December 31,     March 31,
                                                   2000            2001
                                              --------------  -------------
                                                              (unaudited)
   Production machinery and equipment         $  333,008      $   382,348
   Office equipment                               66,710           77,728
   Leased equipment                               23,380           23,380
   Leasehold improvements                         29,577          281,893
   Vehicles                                        3,573            3,574
   Marketing displays                             16,160           16,160
                                              --------------  -------------
        Total cost                            $  472,408      $   785,083
   Accumulated depreciation and amortization    (201,318)        (214,585)
                                              --------------  -------------
        Total property and equipment, net     $  271,090      $   570,498
                                              ==============  =============


     Depreciation expense for the three months ended March 31, 2000 and 2001 was $10,135 and $13,267, respectively.

6.   Other Current Assets:

     Other current assets comprise the following:


                                         December 31,     March 31,
                                             2000            2001
                                         --------------  -------------
                                                         (unaudited)
   Deposit on inventory                   $    7,825     $   55,816
   Deposit on lease                                -          5,395
   Other current assets                            -            696
                                         --------------  -------------
        Total other current assets        $    7,825     $   61,907
                                         ==============  =============

7.   Accrued Expenses:

       Accrued expenses comprise the following:

                                         December 31,     March 31,
                                             2000            2001
                                         --------------  -------------
                                                         (unaudited)
   Accrued warranty expense               $    74,753     $   74,753
   Accrued interest expense                     9,846         17,532
   Accrued payroll and benefit expenses         5,907         19,739
   Other accrued expenses                      19,894         41,142
                                         --------------  -------------
        Total accrued expenses            $   110,400     $  153,166
                                         ==============  =============

8.   Other Liabilities:

     Other liabilities represents amounts due to NCT Group, Inc., a related party, for expenses incurred on our behalf for administrative and accounting services. Amounts outstanding as of December 31, 2000 and March 31, 2001 were $216,573 and $14,924, respectively.

9.   Stockholders' Equity:

     The changes in stockholders' equity during the three months ended March 31, 2001, were as follows:

                                                                           Accretion
                                           Balance          Exchange/      Dividend of                     Balance
                                              at         Conversion of     Preferred         Net             At
                                           12/31/00      Preferred Stock     Stock          Loss           3/31/01
                                        ---------------  ----------------  -----------   ------------  ----------------
Series A Preferred Stock:      Shares           1,500            (1,081)                                         419
                               Amount   $   1,515,452        (1,098,766)      10,763              -     $    427,449

Common Stock:                  Shares      28,248,438         4,412,159            -              -       32,660,597
                               Amount   $      28,248             4,413            -              -     $     32,661


Additional Paid in Capital:             $  17,229,946         1,087,048      (10,763)             -     $ 18,306,231

Accumulated Deficit:                    $  (1,163,944)                -            -       (334,423)    $ (1,498,367)

10.   Capital Stock:

Series A Convertible Preferred Stock

     On September 29, 2000, we entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock for $1,500,000. We received $1,200,025 cash and satisfied $299,975 of notes payable in exchange for the preferred stock. In addition, under the agreement, we issued warrants to purchase 4,500,000 shares of our common stock. The warrants are exercisable at $0.50 per share and expire on October 28, 2003. We have the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: one third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.68 per share and the average daily trading volume during such period is at least 150,000 shares; two thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.94 per share and the average daily trading volume during such period is at least 150,000 shares; and, all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $1.135 per share and the average daily trading volume during such period is at least 150,000 shares.

     During the period ended March 31, 2001, 1,081 shares of Series A Convertible Preferred Stock were converted into 4,412,159 shares of our common stock.

Common Stock

     For purposes of determining earnings per share per common stockholder, we calculated the difference between the carrying amount and the redemption amount of the Series A Convertible Preferred Stock, known as accretion, during the three months ended March 31, 2001 using a cumulative dividend of four percent (4%) per annum on the stated value which is payable upon conversion in either cash or common stock. Total accretion for the period on the Series A Convertible Preferred Stock aggregated $10,763.

     As of March 31, 2001, the number of shares of common stock required to be reserved for the conversion of the remaining 419 shares of preferred stock and for the exercise of options and warrants, was 8,584,358 shares.

11.  Factoring Agreement:

     The company is a party to a factoring agreement with Goodman Factors, Inc., known as Goodman, through March 4, 2002 and from year to year thereafter. We are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit for eighty-five percent (85%) of these factored receivables. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 9.0% at March 31, 2001. In addition, a "Reserve Account" shall be created out of the payments we receive from Goodman in an amount not less than fifteen percent (15%) of the aggregate unpaid gross amount of all accounts factored by the company under this factoring agreement. The factoring agreement provides the company with the ability to receive monthly advances collateralized by invoices of $100,000. If such accounts submitted exceed $100,000 Goodman could charge an additional commitment fee, as described in the agreement. Such factored receivables are subject to the acceptance of Goodman and such receivables are sold with recourse in the event the receivable is not paid within 46 days. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all other proceeds of every kind and nature.

     As of March 31, 2001, there were no accounts receivables factored under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

      Forward-Looking Statements

     Statement in this report, which are not historical facts, are forward-looking statements which involve risks and uncertainties. The company wishes to caution readers that the important factors listed below, among others, in come cases have affected, and in the future could effect, the company's actual results and could cause its actual results in fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of, the company. The company claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

     Important factors that could cause actual results to differ materially include, but are not limited to, our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales, and engineering and development revenues to sustain our current level of operation; introduce, on a timely basis, new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, inventions and other secret or unprotected intellectual property.

      GENERAL BUSINESS ENVIRONMENT

     The provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" require disclosure of the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliation of certain reported segment information to consolidated amounts.

     We evaluate segment performance based on net sales and operating income of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income). The company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

      Segment information follows:

     The company is divided into (3) three business segments:

          The Product Business Segment: We presently design, develop, manufacture and market lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design, and our marketing strategies involve the sale of our product directly to the commercial headset market as a replacement for our competitors' products. We presently sell our first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems, and are in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

          The Telecommunications Systems Integration Business Segment: We launched on March 1, 2001, the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol (IP) phone systems. This decision was made to take advantage of increasing market demand for telecommunications system integration support to the small office (SOHO) and the large corporate call-center clients.

          The Call Center Operations Business Segment: We have the expertise needed to develop and launch the ability to sell and support a specialized niche of the medical market. The company has adopted and installed the latest Customer Relationship Management (CRM) technologies and strategies in order to achieve its business segment objectives.

     Product revenues were as follows:

                                     Three Months Ended March 31,
                               ------------------------------------------
                                      Amount            As a % of Total
                               ---------------------   ------------------
                                 2000        2001       2000      2001
                               ----------  ---------   --------  --------
            Products           $ 257,529   $554,877      89.9%     89.8%
            Parts                 28,870     63,144      10.1%     10.2%
                               ----------  ---------   --------  --------
                  Total        $ 286,399   $618,021     100.0%    100.0%
                               ==========  =========   ========  ========

      RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     For the three months ended March 31, 2001, we realized a net loss of $334,424, compared to a net loss of $90,291 for the three months ended March 31, 2000. The current period loss was attributed to three factors: (1) required amortization expense of approximately $232,000 from the company's acquisition of certain intangible property from NCT Hearing Products, Inc, (`NCT Hearing"), (2) the expenditures regarding the launch of our two new business segments, and (3) planned product development and R&D expenditures supporting several new product introductions to be made later this year.

     Total revenues for the three months ended March 31, 2001 totaled $618,021, compared to $286,399 for three months ended March 31, 2000, or an increase of 115.8%. This increase is the result of an expansion of product sales to the company's existing clients in the fast food market along with sales from products sold into the call center vertical market.

     For the three months ended March 31, 2001 cost of goods sold was $220,537, compared to $129,750 for the three months ended March 31, 2000, an increase of $90,787 or 70.0%. This increase was due to the major increase in sales volume for 2001 when compared to the same three months ended in 2000.

     Gross profit margin for the three months ended March 31, 2001 was $397,484, or 64%, as compared to $156,649, or 55% for the three months ended March 31, 2000. This improvement was a result of the company's decrease in its production and materials costs along with the adoption of new manufacturing processes improving the operational efficiency.

     For the three months ended March 31, 2001, selling, general and administrative expenses amounted to $737,264, as compared to $247,022 for the three months ended March 31, 2000, an increase of $490,242 or 198.5%. This increase was due mainly to amortization expense of approximately $232,000 associated with the licensing rights acquired from NCT Hearing, along with the hiring of additional management and support staff for the company's two business segments.

      LIQUIDITY AND CAPITAL RESOURCES

     The current ratio (current assets to current liabilities) was 2.66 to 1.00 at March 31, 2001, as compared to 2.85 to 1.00 at December 31, 2000. At March 31, 2001 current assets exceeded current liabilities by $796,139.

     During the three months ended March 31, 2001, we funded working capital requirements with cash flow from operations and the remaining proceeds from the September 29, 2000 issuance of Series A Convertible Preferred Stock which provided $1.5 million in available working capital. Management does not believe there will be sufficient funds to meet our anticipated working capital requirements for the next 12 months to support the planned growth and consequently the company has entered into a new factoring agreement on March 27, 2001. See Note 11 "Factoring Agreement" for further details.

     At March 31, 2001, cash and cash equivalents were $119,948. Such balance was invested in interest bearing money market accounts.

     Working capital decreased to $796,139 at March 31, 2001, from $1,205,686 at December 31, 2000. This $409,547 decrease was due to a reduction in other liabilities which included amounts due to NCT Group, Inc. for allocated expenses of approximately $200,000 and additional expenditures related to new product development in preparation of several new product introductions scheduled for later this year.

     For the three months ended March 31, 2001, the net cash used in operating activities was $336,101 compared to $41,919 for the three months ended March 31, 2000. This $294,182 increase was due primarily to the reduction of other liabilities associated with amounts due to NCT Group, Inc.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

      CAPITAL EXPENDITURES

     There were no material commitments for capital expenditures as of March 31, 2001, and no other material commitments are anticipated in the near future.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         3(a) Amended and Restated Articles of Incorporation of the Company, as adopted by the Company and filed with the Department of State of the State of Florida on August 14, 2000, incorporated herein by reference to Exhibit 3(i) of the amendment to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended July 31, 2000, as filed on September 15, 2000.

         3(b) Amended and Restated Articles of Incorporation of the Company, as adopted by the Company on September 29, 2000 and filed with the Department of State of the State of Florida on October 2, 2000, included herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         3(c)     By-Laws of the Company,  incorporated herein by reference to
                  Exhibit 3(c) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         4(a) Warrant to purchase 1,125,000 shares of common stock of the Company at a purchase price of $0.50 per share issued to Austost Anstalt Schaan, incorporated herein by reference to
                  Exhibit 4(a) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         4(b) Warrant to purchase 1,125,000 shares of common stock of the Company at a purchase price of $0.50 per share issued to Balmore Funds S.A., incorporated herein by reference to
                  Exhibit 4(b) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         4(c) Warrant to purchase 2,250,000 shares of common stock of the Company at a purchase price of $0.50 per share issued to Zakeni Limited, incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(a)    *1996 Stock Option Plan,  incorporated  herein by reference to
                  Exhibit 10.4 of the Company's  initial  filing on Form
                  10-SB on July 5, 1996.

         10(b)    *1998 Stock Option Plan, incorporated herein by reference to
                  Exhibit 10.1 of the Company's Registration Statement on
                  Form S-8 filed on August 3, 1998.

         10(c) *Amended and Restated 1998 Stock Option Plan, incorporated herein by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-8 (Registration No. 333-49488) filed on November 7, 2000.

         10(d) *Stock Option, dated April 15, 1996, issued by the Company to Keith Larkin (1), incorporated herein by reference to Exhibit
                  10.4 of the Company's initial filing on Form 10-SB on July 5, 1996.

         10(e) *Stock Option, dated August 4, 1998, issued by the Company to Richard Hennessey (1), incorporated herein by reference to
                  Exhibit 10(d) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(f) *Stock Option, dated April 13, 1999, issued by the Company to Richard Hennessey, incorporated herein by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(g) *Stock Option, dated November 28, 2000, issued by the Company to Richard Hennessey, incorporated herein by reference to
                  Exhibit 10(f) of the Company's Form 10-K filed on March 30, 2001.

         10(h) Promissory Note, dated March 27, 2000 issued by the Company to Westek Communications, incorporated herein by reference to
                  Exhibit 10(f) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(i) Consulting Agreement with Union Atlantic LC dated March 15, 1999, , incorporated herein by reference to Exhibit 10(k) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(j) Amendment No. 1 to Consulting Agreement between the Company and Union Atlantic LC dated June 1, 1999, incorporated herein by reference to Exhibit 10(l) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(k) Modification to Consulting Agreement between the Company and Union Atlantic LC dated July 29, 1999, incorporated herein by reference to Exhibit 10(m) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(l) License Agreement between the Company and NCT Hearing Products, Inc., dated September 12, 2000, incorporated herein by reference to Exhibit 10(h) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(m) Stock Purchase Agreement between the Company and NCT Hearing Products, Inc., dated September 13, 2000, incorporated herein by reference to Exhibit 10 (an) to the Pre-Effective Amendment No. 2 to Form S-1 of NCT Group, Inc. filed with the SEC on December 13, 2000.

         10(n) Securities Purchase and Supplemental Exchange Rights Agreement, dated as of September 29, 2000, among the Company, NCT Group, Inc., Austost Anstalt Schaan, Balmore Funds, S.A. and Zakeni Limited, incorporated herein by reference to
                  Exhibit 10(i) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(o) Registration Rights Agreement, dated as of September 29, 2000, among the Company, NCT Group, Inc., Austost Anstalt Schaan, Balmore Funds, S.A. and Zakeni Limited, incorporated herein by reference to Exhibit 10(j) of the Company's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000.

         10(p) Shareholder's Agreement dated September 13, 2000 by and between the Company and NCT Hearing Products, Inc, incorporated herein by reference to Exhibit 10(n) of the Company's Form 10-K filed on February 14, 2001.

         10(q) Lease Agreement between the Company and Fort Pierce Properties, LLC, dated October 17, 2000, for rental of space at Orange Blossom Mall, Ft. Pierce, FL.

         10(r) Amendment #1, dated January 26, 2001, to October 17, 2000 Lease Agreement.

         10(s) Amendment #2, dated January 26, 2001, to October 17, 2000 Lease Agreement.
         -----------------------

         * Denotes a management contract or compensatory plan or arrangement.

         (b) No report on Form 8-K was filed during the quarter covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pro Tech Communications, Inc.
                                    ------------------------------------
                                           Registrant

                                    By:   /s/ RICHARD HENNESSEY
                                          ------------------------------
                                          Richard Hennessey
                                          President


                                    By:   /s/ MICHAEL A. NAPARSTEK
                                          ------------------------------
                                          Michael A. Naparstek
                                          Chief Financial Officer


Dated:  May 14, 2001