Form 10-Q
period 2001-06-30
PRO TECH COMMUNICATIONS INC
filed 2001-08-13
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4492 Okeechobee Rd                                                    34947
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

--------------------------------------------------------------------------------
                                 (561) 464-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

               33,154,039 shares outstanding as of August 09, 2001

PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                 December 31,     June 30,
                                                                                     2000           2001
                                                                                -------------   -------------
ASSETS                                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                  $    776,381    $     95,237
     Accounts receivable, less allowance for doubtful
        accounts of $28,131 and $32,358, respectively                                421,805         226,281
     Inventories (note 4)                                                            650,588         759,837
     Other current assets (note 6)                                                     8,225          53,136
                                                                                -------------   -------------
                     Total current assets                                          1,856,999       1,134,491

Property and equipment, net (note 5)                                                 271,090         745,987

Intangible assets, net of accumulated amortization of
           $232,964 and $698,892, respectively                                    16,074,528      15,608,600

Other assets                                                                          61,513          65,515
                                                                                -------------   -------------
                                                                                $ 18,264,130    $ 17,554,593
                                                                                =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $    168,750    $    170,595
     Accrued expenses (note 7)                                                       110,400         202,642
     Current portion of capital lease obligations                                      5,590           5,590
     Other liabilities (note 8)                                                      216,573         279,232
     Notes Payable                                                                   150,000         161,516
                                                                                -------------   -------------
                     Total current liabilities                                       651,313         819,575

Capital lease obligations                                                              3,115           2,185
                                                                                -------------   -------------
                     Total liabilities                                               654,428         821,760

Stockholders' equity (notes 9 & 10):
Preferred stock, $.01 par value, 1,000,000 shares authorized: Series A
    Convertible Preferred stock, $.01 par value, $1,000 stated
       value, authorized 1,500 shares, issued and outstanding 1,500
       and 120, respectively                                                       1,515,452         123,901
Common stock, $.001 par value, authorized 40,000,000 shares,
     issued and outstanding 28,248,438 and 33,154,039 shares, respectively            28,248          33,154
Additional paid-in-capital                                                        17,229,946      18,592,691
Accumulated deficit                                                               (1,163,944)     (2,016,913)
                                                                                -------------   -------------
                     Total stockholders' equity                                   17,609,702      16,732,833
                                                                                -------------   -------------
                                                                                $ 18,264,130    $ 17,554,593
                                                                                =============   =============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                          Three Months              Six Months
                                                                          Ended June 30,           Ended June 30,
                                                                   -------------------------- --------------------------
                                                                       2000         2001          2000         2001
                                                                   ------------ ------------- ------------ -------------
Net Sales                                                          $   432,853   $   634,949  $   719,252  $  1,252,970

Cost of goods sold                                                     123,386       205,823      253,136       426,359
                                                                   ------------ ------------- ------------ -------------

     Gross profit                                                      309,467       429,126      466,116       826,611

Selling, general and administrative                                    295,863       935,959      542,885     1,673,223
                                                                   ------------ ------------- ------------ -------------
     Income/(Loss) from operations                                      13,604      (506,833)     (76,769)     (846,612)

Other income/(expense):
     Interest Income                                                       162          (476)         322         2,083
     Interest expense                                                        -       (11,237)           -        (9,077)
     Other miscellaneous                                                    59             -          (19)          637
                                                                   ------------ ------------- ------------ -------------

NET INCOME/(LOSS)                                                  $    13,825  $   (518,546) $   (76,466) $   (852,969)

Adjustments attributable to preferred stock (note 10):
     Accretion of difference between carrying amount
          and redemption amount of redeemable
          preferred stock                                          $         -  $      3,630  $         -  $     14,393
                                                                   ------------ ------------- ------------ -------------

NET INCOME/(LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                              $    13,825  $   (522,176) $   (76,466) $   (867,362)
                                                                   ============ ============= ============ =============
Basic and diluted income/(loss) per share                          $      0.00  $      (0.02) $     (0.02) $      (0.03)
                                                                   ============ ============= ============ =============
Weighted average common shares outstanding - basic and diluted       4,265,901    32,870,256    4,261,170    31,361,348
                                                                   ============ ============= ============ =============

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          For the Six Months Ended
                                                                                 June 30,
                                                                         --------------------------
                                                                             2000         2001
                                                                         ------------  ------------
Cash flows from operating activities:
    Net (loss)                                                           $   (76,466)  $  (852,969)
    Adjustments to reconcile net loss to net
        cash (used in) operating activities:
     Depreciation and amortization                                            20,506       499,539
     Gain on sale of fixed assets                                                  -          (350)
     Changes in operating assets and liabilities:
        (Increase)/decrease in accounts receivable                           (53,311)      195,524
        (Increase) in inventories                                           (140,301)     (109,249)
       (Increase) in receivable from officers and employees                        -        (3,953)
        (Increase) in other assets                                           (12,450)      (45,311)
        (Decrease)/increase in accounts payable                              (17,548)        1,845
        Increase in accrued expenses                                          30,897        92,242
        Increase in other liabilities                                              -        62,659
                                                                         ------------  ------------
           Net cash (used in) operating activities                       $  (248,673)  $  (160,023)
                                                                         ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                 $   (91,932)  $  (508,157)
    Proceeds on sale of fixed asset                                                -           350
                                                                         ------------  ------------
           Net cash (used in) investing activities                       $   (91,932)  $  (507,807)
                                                                         ------------  ------------
Cash flows from financing activities:
    Proceeds from:
     Notes payable                                                       $   350,000   $    11,516
     Sale of common stock (net)                                              (35,097)            -
    Payments made on:
     Stock issuance costs on conversion of preferred stock                         -       (23,900)
     Capital lease obligations                                                     -          (930)
                                                                         ------------  ------------
           Net cash provided by (used in) financing activities           $   314,903   $   (13,314)
                                                                         ------------  ------------
Net increase/(decrease) in cash and cash equivalents                         (25,702)     (681,144)
Cash and cash equivalents - beginning of period                               64,449       776,381
                                                                         ------------  ------------
Cash and cash equivalents - end of period                                $    38,747   $    95,237
                                                                         ============  ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                              $         -   $         -
                                                                         ============  ============
Supplemental disclosures of non-cash investing and financing activities:

     During the six months ended June 30, 2001, Pro Tech adjusted the carrying value of preferred stock and additional paid-in-capital for the 4% accretion totaling $14,393.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
JUNE 30, 2001

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "the company," "we," "our," "us" or "Pro Tech." The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The results of operations and cash flows for the three and six months ended June 30, 2001 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

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

2.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS 141 and 142 is not expected to have a significant impact on our financial statements.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133." SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 and SFAS 138 on January 1, 2001 did not have a material impact on our condensed financial statements as we currently do not use derivative instruments.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies certain issues relating to stock compensation. FIN 44 became effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. The adoption of FIN 44 did not impact our condensed financial statements.


     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. Management does not expect the provisions of SFAS 140 to have a significant effect on our financial statements. We follow the provisions of SFAS 140 to account for our factoring agreement discussed in
Note 11 - Factoring Agreement.

     During the fiscal year ended October 31, 2000 we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While our existing revenue recognition policies were consistent with the provisions of SAB 101, the result of applying such provisions had no impact on the company's revenues and costs during the fiscal year ended October 31, 2000 and the two month transition period ended December 31, 2000.

4.   Inventories:

     Inventories comprise the following:

                                          December 31,      June 30,
                                              2000            2001
                                         --------------  --------------
                                                          (unaudited)
   Raw materials                         $   178,540      $   206,979
   Work in process                           149,637          149,244
   Finished goods                            322,411          403,614
                                         --------------  --------------
   Gross inventories                     $   650,588      $   759,837
                                         ==============  ==============

5.   Property and Equipment, net:

     Property and equipment, net comprise the following:

                                                December 31,     June 30,
                                                  2000            2001
                                              --------------  -------------
                                                         (unaudited)
   Production machinery and equipment         $    333,008    $   460,348
   Office equipment                                 66,710        107,023
   Leased equipment                                 23,380         23,380
   Leasehold improvements                           29,577        358,564
   Vehicles                                          3,573         11,516
   Marketing displays                               16,160         16,160
                                              --------------  -------------
        Total cost                            $    472,408    $   976,991
   Accumulated depreciation and amortization      (201,318)      (231,004)
                                              --------------  -------------
        Total property and equipment, net     $    271,090    $   745,987
                                              ==============  =============

     Depreciation expense for the six months ended June 30, 2000 and 2001 was $20,506 and $33,260, respectively.

6.   Other Current Assets:

     Other current assets comprise the following:

                                           December 31,     June 30,
                                             2000            2001
                                         --------------  -------------
                                                         (unaudited)
   Deposit on inventory                  $      7,825    $    16,012
   Reserve for factoring                            -         31,729
   Deposit on lease                                 -          5,395
                                         --------------  -------------
        Total other current assets       $      7,825    $    53,136
                                         ==============  =============

7.   Accrued Expenses:

     Accrued expenses comprise the following:

                                         December 31,      June 30,
                                             2000            2001
                                         --------------  -------------
                                                         (unaudited)
   Accrued warranty expense              $     74,753    $    72,336
   Accrued interest expense                     9,846         26,362
   Accrued payroll and benefit expenses         5,907         28,333
   Accrued lease payable                            -          7,553
   Other accrued expenses                      19,894         68,058
                                         --------------  -------------
        Total other current assets       $    110,400    $   202,642
                                         ==============  =============

8.   Other Liabilities:

     Other liabilities represents amounts due to NCT Group, Inc., a related party, for expenses incurred on our behalf for administrative and accounting services. Amounts outstanding as of December 31, 2000 and June 30, 2001 were $216,573 and $279,232, respectively.

9.   Stockholders' Equity:

     The changes in stockholders' equity during the six months ended June 30, 2001, were as follows:


                                                                         Accretion
                                        Balance          Exchange/       Dividend of                  Balance
                                          at           Conversion of      Preferred       Net           At
                                        12/31/00      Preferred Stock       Stock         Loss        6/30/01
                                    ---------------- ------------------ ------------- ----------- --------------
Series A Preferred Stock   Shares            1,500           (1,380)                                        120
                           Amount    $   1,515,452       (1,405,944)       14,393              -   $    123,901

Common Stock               Shares       28,248,438        4,905,601             -              -     33,154,039
                           Amount    $      28,248            4,906             -              -   $     33,154


Additional Paid in Capital           $  17,229,946        1,377,138       (14,393)             -   $ 18,592,691

Accumulated Deficit                  $  (1,163,944)               -             -       (852,969)  $ (2,016,913)

10.  Capital Stock:

Series A Convertible Preferred Stock
-------------------------------------

     On September 29, 2000, we entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock (Preferred Stock) for $1,500,000. We received $1,200,025 in cash and satisfied $299,975 of notes payable in exchange for the Preferred Stock. In addition, under the agreement, we issued warrants to purchase 4,500,000 shares of our common stock. The warrants are exercisable at $0.50 per share and expire on October 28, 2003. We have the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: (1) one third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.68 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.94 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $1.135 per share and the average daily trading volume during such period is at least 150,000 shares.

     During the six months ended June 30, 2001, 1,157 shares of Preferred Stock were converted into 4,905,601 shares of our common stock and 223 shares were converted into 2,193,070 shares of NCT common stock.

Common Stock
------------

     For purposes of determining earnings per share per common stockholder, we calculated the difference between the carrying amount and the redemption amount of the Preferred Stock, known as accretion. Using a cumulative dividend of four percent (4%) per annum on the stated value which is payable upon conversion in either cash or common stock, total accretion on the Preferred Stock for the three month and six month periods ended June 30, 2001 aggregated $3,630 and $14,393, respectively.

     As of June 30, 2001, the number of shares of common stock required to be reserved for the conversion of the remaining 120 shares of Preferred Stock and for the exercise of options and warrants was 9.2 million shares.

Stock Options
-------------

     On June 1, 2001, the company issued an option to the Chief Executive Officer to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which vest immediately. In addition, the company issued options to two other employees to purchase up to 400,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which vest as follows: 160,000 immediately; 120,000 on June 1, 2002; and 120,000 on June 1, 2003. The exercise prices of the options granted above are equal to the fair market value of the common stock on the grant dates and expire seven years from date of grant.

11.  Factoring Agreement:

     The company is a party to a factoring agreement with Goodman Factors, Inc., known as Goodman, through September 26, 2001 and from six months to six months thereafter. We are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to eighty-five percent (85%) of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 6.75% at June 30, 2001. In addition, at June 30, 2001 we have a "Reserve Account" in the amount of $37,729 representing not less than fifteen percent (15%) of the aggregate unpaid gross amount of all accounts factored by the company under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman could charge an additional commitment fee, as described in the agreement. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all other proceeds of every kind and nature.

     As of June 30, 2001, the total balance of accounts receivable factored under this agreement was $129,094, all of which was on a non-recourse basis.

12.  Business Segment Results

     During 2001, management has identified two new business segments in which the company will direct its focus. These two new identifiable business segments are (i) the Telecommunications Systems Integration Business Segment and (ii) the Call Center Operations Business Segment. At June 30, 2001 neither of these segments are deemed to be reportable segments in accordance with SFAS 131. Prior to establishment of these two new business segments, the company was predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as the Product Business Segment. We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income). The company does not track or assign assets to individual business segments. Likewise, depreciation expense and capital additions are also not tracked by business segments.

     No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments, during the six and three months ended June 30, 2001, were concentrated in the United States.

     Business segment data for the three and six-month period ended June 30, 2001 and June 30, 2000, is as follows:


                                     Segment
--------------------------------------------------------------------------------------------
                                                    Telecom
                                     Product        Systems      Call Center      Total
                                     Business      Integration    Operations     Segments
--------------------------------------------------------------------------------------------
For the three months ended
   June 30, 2001:
   Sales to external  customers      $  593,529    $  31,420      $  10,000     $  634,949
   Other Revenue - Other Operating
     Segments                                 -            -              -              -
    Income/(Loss) from Operations    $ (484,803)   $   9,287      $ (31,317)    $ (506,833)

For the three months ended
   June 30, 2000:
   Sales to external  customers      $  432,853    $       -      $       -     $  432,853
   Other Revenue - Other Operating
     Segments                                 -            -              -              -
    Income/(Loss) from Operations    $   13,604            -              -     $   13,604


                                     Segment
--------------------------------------------------------------------------------------------
                                                    Telecom
                                      Product        Systems     Call Center      Total
                                      Business      Integration    Operations     Segments
--------------------------------------------------------------------------------------------
For the six months ended
   June 30, 2001:
   Sales to external  customers      $ 1,205,609    $   37,361    $   10,000    $ 1,252,970
   Other Revenue - Other Operating
     Segments                                  -             -             -              -
    Income/(Loss) from Operations    $  (826,067)   $   11,072    $  (31,617)   $  (846,612)

For the six months ended
   June 30, 2000:
   Sales to external  customers      $   719,252    $        -    $        -    $   719,252
   Other Revenue - Other Operating
     Segments                                  -             -             -              -
    Income/(Loss) from Operations    $   (76,769)            -             -    $   (76,769)

     Segment information follows:

     The company is divided into the following three business segments:

          The Product Business Segment: We presently design, develop, manufacture and market lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design, and our marketing strategies involve the sale of our product directly to the commercial headset market as a replacement for our competitors' products. We presently sell our first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems. We are also in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

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

          The Call Center Operations Business Segment: We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. The company has adopted and installed the latest Customer Relationship Management (CRM) technologies and strategies in order to achieve its business segment objectives.

13.  Subsequent Events:

     On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $457,000 in cash, net of fees and expenses, in exchange for the preferred stock. Under such agreement, the shares of Preferred Stock-B may be exchanged for shares of NCT common stock or converted into shares of Pro Tech common stock. The conversion rate into Pro Tech common stock shall be the lesser of: (i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%, subject to certain adjustments set forth in the Articles of Amendment to Articles of Incorporation of the company dated as of July 30, 2001; or (ii) a fixed conversion price of $0.25 set forth in the Articles of Amendment to Articles of Incorporation of the company dated as of July 30, 2001. The exchange rate into NCT common stock shall be the then lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In addition, under the agreement, we issued warrants to purchase 1,000,000 shares of our common stock. The warrants are exercisable at $0.13 per share and expire on July 30, 2004. We have the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: (1) one third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during such period is at least 150,000 shares.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

     Pro Tech presently designs, develops, manufactures and markets lightweight telecommunications headsets. The company's headsets employ new concepts in advanced lightweight design and marketing strategies involving the sale of the company's product directly to the commercial headset market as a replacement for its competitors' products. The company presently sells its first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems. We are also in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

     In addition, the company will continue to concentrate its efforts on the production of that portion of the telephone headset that the user wears. There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second is the electronic amplifier which is relatively more complex, time consuming and costly to produce as it requires many variations to interface with the wide variety of telephone systems in the market and generates higher labor and material costs. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, the company presently has outsourced the first of several amplifiers engineered to the company's specifications.

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

     On September 13, 2000, the company completed a transaction whereby it sold 23,702,750 shares of its common stock , representing approximately 83% of its outstanding common stock, to NCT Hearing Products, Inc. (NCT Hearing), a wholly-owned subsidiary of NCT Group, Inc. (NCT), in exchange for exclusive rights to certain NCT technologies for use in lightweight cellular, multimedia and telephony headsets.

     On March 1, 2001 we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol (IP) phone systems. This decision was made to take advantage of increasing market demand for telecommunications system integration support to the small office (SOHO) and the large corporate call-center clients.

     In 2001 we launched our Call Center business. We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. The company has adopted and installed the latest Customer Relationship Management (CRM) technologies and strategies in order to achieve its business segment objectives.

Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" "will be", "will continue", "will likely result", and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and Pro Tech is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

     Pro Tech operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales, and engineering and development revenues to sustain our current level of operation; introduce, on a timely basis, new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, inventions and other secret or unprotected intellectual property. Pro Tech's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     Investors should also be aware that while the company might, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility of the company.

     In addition, Pro Tech's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in Pro Tech's plans, strategies and intentions.

     RESULTS OF OPERATIONS

                                          Three Months          Six Months
                                         Ended June 30,      Ended June 30,
                                     -------------------  ----------------------
                                       2000      2001       2000        2001
                                     ---------  --------  ----------  ----------
Revenues                               100.0%    100.0%      100.0%     100.0%
Cost of goods sold                      28.5%     32.4%       35.2%      34.0%
Gross profit                            71.5%     67.6%       64.8%      65.9%
Selling, general and admin expenses     68.4%    147.4%       75.5%     133.5%
Other income, net                        0.1%    (1.8)%        0.0%       0.1%
Net income/(loss)                        3.2%   (88.2)%     (10.6)%    (67.6)%


Three months ended June 30, 2001 compared to three months ended June 30, 2000

     Revenues for the three months ended June 30, 2001 totaled $634,949, compared to $432,853 for three months ended June 30, 2000, or an increase of 47%. This increase is the result of an expansion of product sales to the company's existing clients in the fast food market along with sales from products sold into the call center vertical market.

     For the three months ended June 30, 2001 cost of goods sold was $205,823, compared to $123,386 for the three months ended June 30, 2000, an increase of 67%. This increase was due to the 47% increase in sales volume for 2001 when compared to the same three months ended in 2000.

     Gross profit margin, as a percentage of revenues, decreased to 67.6% for the three months ended June 30, 2001, from 71.5% for the three months ended June 30, 2000. This decrease is primarily due to the company restarting its domestic production operation in addition to the foreign suppliers in order to support the increased sales volume. The company expects to continue using its domestic production operations through the current fiscal year.

     For the three months ended June 30, 2001, selling, general and administrative expenses increased to $935,959 (147.4% of revenues), from $295,863 (68.4% of revenues) for the three months ended June 30, 2000, an increase of $640,096 or 216.3%. This increase was due mainly to amortization expense of approximately $232,000 associated with the licensing rights acquired from NCT Hearing, along with the hiring of additional management and support staff for the company's rollout of its two new business segments.

     Net loss increased to $518,546 for the three months ended June 30, 2001, from net income of $13,825 for the three months ended June 30, 2000. The current period loss was attributed to three factors: (1) required amortization expense of approximately $232,000 from the company's acquisition of certain intangible property from NCT Hearing; (2) the expenditures regarding the rollout and launch of our two new business segments; and (3) planned product development and R&D expenditures supporting several new product introductions to be made later this year.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Revenues for the six months ended June 30, 2001 totaled $1,252,970, compared to $719,252 for six months ended June 30, 2000, or an increase of 74%. This increase is the result of an expansion of product sales to the company's existing clients in the fast food market along with sales from products sold into the call center vertical market.

     For the six months ended June 30, 2001 cost of goods sold was $426,359, compared to $253,136 for the six months ended June 30, 2000, an increase of $173,223 or 68%. This increase was due to the 74% increase in sales volume for 2001 when compared to the same six months ended in 2000.

     Gross profit margin, as a percentage of revenues, increased to 65.9% for the six months ended June 30, 2001, from 64.8% for the six months ended June 30, 2000. This improvement was a result of the company's decrease in its production and materials costs along with the adoption of new manufacturing processes modestly improving the operational efficiency.

     For the six months ended June 30, 2001, selling, general and administrative expenses increased to $1,673,223 (133.5% of revenues), from $542,885 (75.5% of revenues) for the six months ended June 30, 2000, an increase of $1,130,338 or 208%. This increase was due mainly to amortization expense of approximately $465,000 associated with the licensing rights acquired from NCT Hearing, along with the hiring of additional management and support staff for the company's rollout of its two new business segments.

     Net loss increased to $852,969 for the six months ended June 30, 2001, from a net loss of $76,466 for the six months ended June 30, 2000. The current period loss was attributed to three factors: (1) required amortization expense of approximately $465,000 from the company's acquisition of certain intangible property from NCT Hearing; (2) the expenditures regarding the rollout and launch of our two new business segments; and (3) planned product development and R&D expenditures supporting several new product introductions to be made later this year.

Business Segment Results

     The provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," require disclosure of the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliation of certain reported segment information to consolidated amounts.

     We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below operating income). The company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

     Segment information follows:

     The company is divided into three business segments:

          The Product Business Segment: We presently design, develop, manufacture and market lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design, and our marketing strategies involve the sale of our product directly to the commercial headset market as a replacement for our competitors' products. We presently sell our first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems. We are also in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

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

          The Call Center Operations Business Segment: We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. The company has adopted and installed the latest Customer Relationship Management (CRM) technologies and strategies in order to achieve its business segment objectives.

     Product revenues were as follows:

                                   Six Months Ended June 30,
                       --------------------------------------------------
                                Amount                As a % of Total
                       --------------------------   ---------------------
                          2000          2001          2000        2001
                       -----------   ------------   ----------  ---------
      Products         $  257,529    $ 1,118,919       89.9%      89.8%
      Parts                59,209        134,051       10.1%      10.2%
                       -----------   ------------   ----------  ---------
           Total       $  719,252    $ 1,252,970      100.0%     100.0%
                       ===========   ============   ==========  =========

     At June 30, 2001 the Telecommunications Systems Integration Business Segment and the Call Center Operations Business Segment are not deemed to be reportable segments in accordance with SFAS 131.

     LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2001, we funded working capital requirements with cash flow from operations, the remaining proceeds from the September 29, 2000 issuance of Series A Convertible Preferred Stock and the factoring agreement entered into on March 27, 2001 (see Note 11 - Factoring Agreement for further details). Management does not believe there will be sufficient funds to meet our anticipated working capital requirements for the next 12 months to support the planned growth. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from product sales, call center revenues and telecommunications systems integration revenues. In the event that product sales, call center revenues and telecommunications systems integration revenues are not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of the company in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     At June 30, 2001, cash and cash equivalents were $95,237. Such balance was invested in interest bearing money market accounts.

     Net cash used in operating activities for the six months ended June 30, 2001 was $160,023, as compared to $248,673 for the six months ended June 30, 2000. These amounts varied primarily due to the increase in other liabilities associated with amounts due to NCT and the increase in accrued expenses, offset by the increased net loss for the six month period.

     The company had a net outflow of cash from its investing activities for the six months ended June 30, 2001 and 2000 due to the purchase of property, plant and equipment, primarily leasehold improvements.

     No other material capital commitments exist at June 30, 2001. Depending on the company's future growth rate, additional funds may be required to support our planned expansion of operating activities. On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received $457,000 in cash, net of expenses and fees, in exchange for the Preferred Stock-B. In addition, under the agreement, we issued warrants to purchase 1,000,000 shares of our common stock. The warrants are exercisable at $0.13 per share and expire on July 30, 2004. See
Note 13 - Subsequent Events for further details.

     Working capital decreased to $314,916 at June 30, 2001, from $1,205,686 at December 31, 2000.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None.

ITEM 6.           Exhibits and Reports on Form 8-K.

     3(a) Amended and Restated Articles of Incorporation of the Company, as adopted by the Company and filed with the Department of State of the State of Florida on July 30, 2001.

     4(a) Warrant to purchase 1,000,000 shares of common stock of the Company at
          a  purchase   price  of  $0.13  per  share  issued  to  Alpha  Capital
          Aktiengesellschaft.

     10(a)*Stock  Option,  dated  November  28,  2000,  issued by the Company to
          Richard Hennessey, incorporated herein by reference to Exhibit 10(f) of the Company's Form 10-K filed on March 30, 2001.

     10(b)*Stock  Option,  dated  June 1, 2001,  issued by the  Company to Keith
          Larkin.

     10(c)*Stock  Option,  dated  June 1,  2001,  issued by the  Company to Carl
          Cacarro.

     10(d)*Stock  Option,  dated June 1, 2001,  issued by the Company to Michael
          Naparstek.

     10(e)Shareholder's  Agreement  dated  September 13, 2000 by and between the
          Company and NCT Hearing Products, Inc, incorporated herein by reference to Exhibit 10(n) of the Company's Form 10-K filed on February 14, 2001.

     10(f)Lease Agreement between the Company and Fort Pierce Properties, LLC, dated October 17, 2000, for rental of space at Orange Blossom Mall, Ft. Pierce, FL, incorporated herein by reference to Exhibit 10(q) of the Company's Form 10-Q filed on May 15, 2001.

     10(g)Amendment  #1,  dated  January  26,  2001,  to October  17, 2000 Lease
          Agreement, incorporated herein by reference to Exhibit 10(r) of the Company's Form 10-Q filed on May 15, 2001.

     10(h)Amendment  #2,  dated  January  26,  2001,  to October  17, 2000 Lease
          Agreement, incorporated herein by reference to Exhibit 10(s) of the Company's Form 10-Q filed on May 15, 2001.

     10(i)Securities  and Purchase  Agreement,  dated July 30,  2001,  among the
          Company, NCT Group, Inc. and Alpha Capital Aktiengesellschaft.

     10(j)Registration  Rights  Agreement,   dated  July  30,  2001,  among  the
          Company, NCT Group Inc. and Alpha Capital Aktiengesellschaft.

--------------------------------------------------------------------------------
     *    Denotes a management contract or compensatory plan or arrangement.

     (b) No report on Form 8-K was filed during the quarter covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pro Tech Communications, Inc.
                                           Registrant

                                    By:   /s/ RICHARD HENNESSEY
                                          ---------------------
                                          Richard Hennessey
                                          President


                                    By:   /s/ MICHAEL A. NAPARSTEK
                                          ------------------------------
                                          Michael A. Naparstek
                                          Chief Financial Officer


Dated:  August 13, 2001