Form 10-Q
period 2001-09-30
PRO TECH COMMUNICATIONS INC
filed 2001-11-07
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Pro Tech Communications, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Florida                                         59-3281593
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4492 Okeechobee Rd, Fort Pierce, Florida                            34947
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

              33,386,260 shares outstanding as of November 1, 2001

PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                         December 31,     September 30,
                                                                                             2000             2001
                                                                                         -------------    -------------
ASSETS                                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                           $    776,381     $    126,591
     Accounts receivable, less allowance for doubtful
        accounts of $28,131 and $28,069, respectively                                         421,805          270,078
     Inventories (note 4)                                                                     650,588          927,261
     Other current assets (note 6)                                                              8,225           50,633
                                                                                         -------------    -------------
                     Total current assets                                                   1,856,999        1,374,563

Property and equipment, net (note 5)                                                          271,090          742,195

Intangible assets, net of accumulated amortization of
           $232,964 and $931,857, respectively                                             16,074,528       15,375,635

Other assets                                                                                   61,513           69,197
                                                                                         -------------    -------------
                                                                                         $ 18,264,130     $ 17,561,590
                                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $    168,750     $    248,725
     Accrued expenses (note 7)                                                                110,400          286,595
     Current portion of capital lease obligations                                               5,590            6,520
     Other liabilities (note 8)                                                               216,573          410,972
     Notes payable                                                                            150,000          160,915
                                                                                         -------------    -------------
                     Total current liabilities                                                651,313        1,113,727

Capital lease obligations                                                                       3,115            9,389
                                                                                         -------------    -------------
                     Total liabilities                                                        654,428        1,123,116
                                                                                         -------------    -------------

Stockholders' equity (notes 9 & 10):
Preferred stock, $.01 par value, 1,000,000 shares authorized:
    Series A convertible preferred stock, issued and outstanding 1,500 and 84 shares,
       respectively (redemption amount $1,515,452 and $87,379, respectively)                1,515,452           87,379
    Series B convertible preferred stock, issued and outstanding 0 and 500,
       respectively  (redemption amount $0 and $503,397, respectively)                              -          420,965
Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 28,248,438 and 33,200,311 shares,
     respectively                                                                              28,248           33,200
Additional paid-in-capital                                                                 17,229,946       18,643,765
Accumulated deficit                                                                        (1,163,944)      (2,746,835)
                                                                                         -------------    -------------
                     Total stockholders' equity                                            17,609,702       16,438,474
                                                                                         -------------    -------------
                                                                                         $ 18,264,130     $ 17,561,590
                                                                                         =============    =============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     For the Three Months               For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                 -----------------------------   --------------------------------
                                                                      2000           2001            2000               2001
                                                                 -------------   -------------   --------------   ---------------
Net sales                                                        $   509,105     $   462,034     $ 1,228,357      $  1,715,004

Cost of goods sold                                                   154,832         189,749         407,968           616,108
                                                                 -------------   -------------   --------------   ---------------

     Gross profit                                                    354,273         272,285         820,389         1,098,896

Selling, research, general and administrative expenses               321,077         996,678         863,962         2,669,901
                                                                 -------------   -------------   --------------   ---------------

     Income/(loss) from operations                                    33,196        (724,393)        (43,573)       (1,571,005)

Other income/(expense):
     Interest income                                                     326           1,655             648             3,738
     Interest expense                                                 (1,365)         (7,236)         (1,365)          (16,313)
     Miscellaneous                                                       (69)             52             (88)              689
                                                                 -------------   -------------   --------------   ---------------
NET INCOME/(LOSS)                                                $    32,088     $  (729,922)    $   (44,378)     $ (1,582,891)

Adjustments attributable to preferred stock (note 10):
     Preferred stock beneficial conversion feature               $         -     $   105,229     $         -      $    105,229
     Preferred stock dividends (accretion)                                 -           4,046               -            18,439
                                                                 -------------   -------------   --------------   ---------------
NET INCOME/(LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                            $    32,088     $  (839,197)    $   (44,378)     $ (1,706,559)
                                                                 =============   =============   ==============   ===============
Basic and diluted income/(loss) per share                        $      0.00     $     (0.03)    $     (0.01)     $      (0.05)
                                                                 =============   =============   ==============   ===============
Weighted average common shares outstanding - basic and diluted     8,697,502      33,171,140       5,750,742         31,971,241
                                                                 =============   =============   ==============   ===============
The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                          For the Nine Months Ended
                                                                          September 30,
                                                                  ---------------------------------
                                                                      2000               2001
                                                                  --------------    ---------------
Cash flows from operating activities:
     Net loss                                                     $     (44,378)    $   (1,582,891)
     Adjustments to reconcile net loss to net
          cash (used in) operating activities:
       Depreciation and amortization                                     30,878            773,914
       Gain on sale of fixed assets                                           -               (350)
       Changes in operating assets and liabilities:
          (Increase)/decrease in accounts receivable                    (76,498)           151,727
          (Increase) in inventories                                    (186,549)          (276,673)
          (Increase) in receivable from officers and employees                -             (8,211)
          (Increase) in other assets                                    (26,740)           (42,408)
          Increase in accounts payable                                   13,863             79,975
          Increase in accrued expenses                                   22,704            176,195
          Increase in other liabilities                                       -            194,399
                                                                  --------------    ---------------
             Net cash (used in) operating activities              $    (266,720)    $     (534,323)
                                                                  --------------    ---------------

Cash flows from investing activities:
     Capital expenditures                                         $    (101,690)    $     (523,448)
     Proceeds on sale of fixed asset                                          -                350
                                                                  --------------    ---------------
             Net cash (used in) investing activities              $    (101,690)    $     (523,098)
                                                                  --------------    ---------------

Cash flows from financing activities:
     Proceeds from:
       Notes payable                                              $     449,975     $            -
       Sale of common stock (net)                                         4,560                  -
       Issuance of preferred stock                                            -            500,000
     Payments made on:
       Issuance/conversion costs on preferred stock                    (116,656)           (88,338)
       Notes payable                                                                          (600)
       Capital lease obligations                                              -             (3,431)
                                                                  --------------    ---------------
             Net cash provided by financing activities            $     337,879     $      407,631
                                                                  --------------    ---------------

Net (decrease) in cash and cash equivalents                             (30,530)          (649,790)
Cash and cash equivalents - beginning of period                          64,449            776,381
                                                                  --------------    ---------------
Cash and cash equivalents - end of period                         $      33,918     $      126,591
                                                                  ==============    ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                       $           -     $            -
                                                                  ==============    ===============

Supplemental disclosures of non-cash investing and financing activities:

    During the nine months ended September 30, 2001, Pro Tech adjusted the carrying value of preferred stock and additional paid-in-capital for the 4% accretion totaling $18,439.
    During the nine months ended September 30, 2001, Pro Tech purchased an asset under a loan for $11,516 and an asset under a capital lease for $10,635.
    During the nine months ended September 30, 2001, 1,162 shares of Series A convertible preferred stock were converted into 4,951,873 shares of Pro
       Tech common stock and 254 shares were exchanged into 2,499,576 shares of NCT Group, Inc. common stock.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
SEPTEMBER 30, 2001

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "the company," "we," "our," "us" or "Pro Tech." The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States applicable to interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified some amounts in prior period financial statements to conform to the current period's presentation.

2.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS 141 did not have a significant impact on our financial statements. Management is currently evaluating the impact that the adoption of SFAS 142 will have on our financial position and results of operations.

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

     In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies various issues relating to stock compensation. FIN 44 became effective July 1, 2000; however, some conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. The adoption of FIN 44 did not have a material impact our condensed financial statements.


     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. The application SFAS 140 has not had a material impact on the business, results of operations or financial condition of Pro Tech. We follow the provisions of SFAS 140 to account for our factoring agreement discussed in Note 11 - Factoring Agreement.

     During the fiscal year ended October 31, 2000 we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies various existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. While our existing revenue recognition policies were consistent with the provisions of SAB 101, the result of applying such provisions did not have a material effect on the company's revenues and costs during the fiscal year ended October 31, 2000 and the two month transition period ended December 31, 2000.

4.   Inventories:

     Inventories comprise the following:

                                         December 31,    September 30,
                                             2000            2001
                                         --------------  --------------
                                                          (unaudited)
   Raw materials                          $    178,540    $   214,418
   Work in process                             149,637        147,646
   Finished goods                              322,411        565,197
                                         --------------  --------------
   Total inventories                      $    650,588    $   927,261
                                         ==============  ==============

5.   Property and Equipment, net:

     Property and equipment, net comprise the following:

                                             December 31,     September 30,
                                                 2000            2001
                                             --------------  -------------
                                                              (unaudited)
   Production machinery and equipment        $   333,008      $   479,359
   Office equipment                               66,710          141,476
   Leased equipment                               23,380           34,015
   Leasehold improvements                         29,577          331,011
   Vehicles                                        3,573           12,414
   Marketing displays                             16,160           16,160
                                             --------------  -------------
        Total cost                            $   472,408     $ 1,014,435
   Accumulated depreciation and amortization     (201,318)       (272,240)
                                             --------------  -------------
        Total property and equipment, net     $   271,090     $   742,195
                                             ==============  =============

     Total depreciation and amortization expense for the nine months ended September 30, 2000 and 2001 was $30,878 and $773,914 (includes $698,893 intangible asset amortization), respectively.

6.   Other Current Assets:

     Other current assets comprise the following:

                                         December 31,     September 30,
                                             2000            2001
                                         --------------  -------------
                                                         (unaudited)
   Deposit on inventory                   $      7,825    $  18,692
   Reserve for factoring (see Note 11)               -        25,717
   Deposit on leases                                 -        5,824
   Other                                           400          400
                                         --------------  -------------
        Total other current assets        $      8,225    $  50,633
                                         ==============  =============

7.   Accrued Expenses:

     Accrued expenses comprise the following:

                                         December 31,    September 30,
                                             2000            2001
                                         --------------  --------------
                                                          (unaudited)
   Accrued warranty expense               $     74,753    $     72,336
   Accrued interest expense                      9,846          22,099
   Accrued payroll and benefit expenses          5,907          55,733
   Accrued lease payable                             -          12,138
   Accrued vendor inventory                     19,894         124,289
                                         --------------  --------------
        Total accrued expenses            $    110,400    $    286,595
                                         ==============  ==============

8.   Other Liabilities:

     Other liabilities comprise the following:

                                         December 31,    September 30,
                                             2000            2001
                                         --------------  --------------
                                                          (unaudited)
   Due to NCT Group, Inc.                 $   216,573     $   307,444
   Due to Factor (see Note 11)                      -         103,528
                                         --------------  --------------
        Total other liabilities           $   216,573     $   410,972
                                         ==============  ==============


9.   Stockholders' Equity:

     The changes in stockholders' equity during the nine months ended September 30, 2001, were as follows:


                                                                  Exchange/     Beneficial     Accretion
                                      Balance      Issuance of  Conversion of   Conversion     Dividend of               Balance
                                         at         Preferred     Preferred     Feature, net    Preferred     Net            at
                                      12/31/00       Stock         Stock       of amortization    Stock       Loss         9/30/01
                                   -------------- ------------- ------------- ---------------- ----------- ----------- -------------
                                                                                                                        (unaudited)
Series A Preferred Stock    Shares        1,500           -          (1,416)             -            -             -            84
                            Amount $  1,515,452           -      (1,443,115)             -       15,042             -  $     87,379

Series B Preferred Stock    Shares            -         500               -                                         -           500
                            Amount            -     500,000               -        (82,432)       3,397             -       420,965

Common Stock                Shares   28,248,438           -       4,951,873              -            -             -    33,200,311
                            Amount     $ 28,248           -           4,952              -            -             -  $     33,200


Additional Paid in Capital         $ 17,229,946     (72,122)      1,421,948         82,432      (18,439)            -  $ 18,643,765

Accumulated Deficit                $ (1,163,944)          -               -              -            -    (1,582,891) $ (2,746,835)



10.  Capital Stock:

Preferred Stock

Series A Convertible Preferred Stock

     On September 29, 2000, we entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock (Preferred Stock-A) for $1,500,000. We received $1,200,025 in cash and satisfied $299,975 of notes payable in exchange for the Preferred Stock-A. In addition, under the agreement, we issued warrants to purchase 4,500,000 shares of our common stock. The warrants are exercisable at $0.50 per share and expire on October 28, 2003. We have the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: (1) one third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.68 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.94 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $1.135 per share and the average daily trading volume during such period is at least 150,000 shares.

     During the nine months ended September 30, 2001, 1,162 shares of Preferred Stock-A were converted into 4,951,873 shares of our common stock and 254 shares were exchanged into 2,499,576 shares of common stock of our ultimate parent company NCT Group, Inc. ("NCT").

Series B Convertible Preferred Stock

     On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $457,000 in cash, net of fees and expenses, in exchange for the Preferred Stock-B. Under such agreement, the shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. The conversion rate into Pro Tech common stock shall be the lesser of: (i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%, subject to certain adjustments set forth in the Articles of Amendment to Articles of Incorporation of the company dated as of July 30, 2001; or (ii) a fixed conversion price of $0.25 set forth in the Articles of Amendment to Articles of Incorporation of the company dated as of July 30, 2001. The exchange rate into NCT common stock shall be the then lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In accordance with Emerging Issues Task Force ("EITF") 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the Preferred Stock-B issuance. This entry was a reduction to the outstanding balance of the preferred stock and an increase to additional paid in capital. The beneficial conversion feature is to be recognized as an increase to preferred stock and a decrease to additional paid in capital over the period from the date of issuance (July 30, 2001) to the date of earliest conversion (January 30, 2001). At September 30, 2001 the company recognized $42,568 of beneficial conversion. The $42,568 is included in the calculation of net income/(loss) attributable to common stockholders on the condensed statements of operations for the three and nine months ended September 30, 2001.

     In addition, under the agreement, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant is exercisable at $0.13 per share and expires on July 30, 2004. We have the right to require the warrant holder to exercise upon a call by Pro Tech under the following conditions: (1) one third of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two thirds of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during such period is at least 150,000 shares; and
(3) the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during such period is at least 150,000 shares.

     We estimated the fair value of this warrant to be approximately $63,000, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 4.25%, volatility of 1, and a term of three years. The $63,000 is included in the calculation of net income/(loss) attributable to common stockholders on the condensed statements of operations for the three and nine months ended September 30, 2001.

     For purposes of determining net income/(loss) attributable to common stockholders, we calculated the difference between the carrying amount and the redemption amount of both series of preferred stock. Using a cumulative dividend of four percent (4%) per annum on the stated value which is payable upon conversion in either cash or common stock, the total dividends on both series of preferred stock for the three and nine month periods ended September 30, 2001 aggregated $4,046 and $18,439, respectively.

Common Stock

     As of September 30, 2001, the number of shares of common stock required to be reserved for the conversion of the remaining 84 shares of Preferred Stock-A, 500 shares of Preferred Stock-B, and for the exercise of options and warrants was 33.3 million shares. Common stock issued and required to be reserved for issuance exceeded the number of shares authorized at September 30, 2001. The company plans to request authorization for additional shares at the next stockholders' meeting.

Stock Options

     On June 1, 2001, the company issued options to the Chief Executive Officer to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance. In addition, on June 1, 2001 the company issued options to two other employees to purchase up to 400,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested or vest as follows: 160,000 immediately upon issuance; 120,000 on June 1, 2002; and 120,000 on June 1, 2003. The exercise prices of the options granted above are equal to the fair market value of the common stock on the grant dates and expire seven years from date of grant.

11.  Factoring Agreement:

     The company is a party to a factoring agreement with Goodman Factors, Inc., ("Goodman"), through September 26, 2001 and from six months to six months thereafter. We are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to eighty-five percent (85%) of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 6.00% at September 30, 2001. In addition, at September 30, 2001 we have a "Reserve Account" in the amount of $25,717 representing not less than fifteen percent (15%) of the aggregate unpaid gross amount of all accounts factored by the company under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman may charge an additional commitment fee, as described in the agreement. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

     As  of  September  30,  2001,  the  total  outstanding   factored  accounts
receivable under this agreement was $109,157, of which $103,528 was factored on a recourse basis and is included in Other Liabilities (see Note 8).

12.  Business Segment Results

     During 2001, management has identified two new business segments in which the company will direct its focus. These two new identifiable business segments are: (i) the Telecommunications Systems Integration Business Segment; and (ii) the Call Center Operations Business Segment. At September 30, 2001 neither of these segments is deemed to be reportable segments in accordance with SFAS 131. Prior to establishment of these two new business segments, the company was predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as the Product Business Segment. We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The company does not track or assign assets to individual business segments. Likewise, depreciation expense and capital additions are also not tracked by business segments.

     No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments, during the three and nine months ended September 30, 2001, were concentrated in the United States.

     Business segment data for the three and nine month period ended September 30, 2001 and September 30, 2000, is as follows:



                                                                            Segment
                                                ------------------------------------------------------------
                                                                 Telecom
                                                   Product       Systems        Call Center       Total
                                                   Business     Integration      Operations      Segments
                                                ------------------------------------------------------------
For the three months ended
   September 30, 2001:
----------------------------
   Sales to external  customers                   $  440,130       24,525           (2,621)     $  462,034
   Other revenue - other operating  segments               -            -                -               -
    Net loss                                      $ (619,728)     (35,347)         (74,847)     $ (729,922)

For the three months ended
   September 30, 2000:
----------------------------
   Sales to external  customers                   $  509,105            -                -      $  509,105
   Other revenue - other operating  segments               -            -                -               -
    Net income                                        32,088            -                -      $   32,088


                                                                            Segment
                                                ------------------------------------------------------------
                                                                 Telecom
                                                   Product       Systems       Call Center        Total
                                                   Business     Integration     Operations       Segments
                                                ------------------------------------------------------------
For the nine months ended
   September 30, 2001:
----------------------------
   Sales to external  customers                   $ 1,645,739      61,886            7,379     $ 1,715,004
   Other revenue - other operating  segments                -           -                -               -
    Net loss                                      $(1,453,487)    (23,240)        (106,164)    $(1,582,891)

For the nine months ended
   September 30, 2000:
----------------------------
   Sales to external  customers                   $ 1,228,357           -                -     $ 1,228,357
   Other revenue - other operating  segments                -           -                -               -
    Net loss                                      $   (44,378)          -                -     $   (44,378)



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

          The Telecommunications Systems Integration Business Segment: On March 1, 2001, we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol phone systems. This decision was made to take advantage of increasing market demand for telecommunications system integration support to the small office and the large corporate call-center clients.

          The Call Center Operations Business Segment: During 2001, we launched the call center operations business. We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. The company has adopted and installed the latest customer relationship management technologies and strategies in order to achieve its business segment objectives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

     Pro Tech presently designs, develops, manufactures and markets lightweight telecommunications headsets. The company's headsets employ new concepts in advanced lightweight design and marketing strategies involving the sale of the company's product directly to the commercial headset market as a replacement for its competitors' products. The company presently sells its first design for the commercial headset market, which is comprised of fast food companies and other large quantity users of headset systems. We are also in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

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

     The company will also continue to concentrate its efforts on the production and distribution of new headset designs having the capability of connecting to and interfacing with various electronic amplifiers and telephone systems currently in use. The company has adopted a co-engineering product development strategy through the use of joint engineering agreements with companies with complementary engineering patents. The company projects that this strategy will greatly increase the number of products in the product development cycle while offering far superior products to its customers. The company has continued to make investments in technology and has incurred development costs with respect to engineering prototypes, pre-production models and field testing of several new products. Management believes that the company's investment in technology will result in the improvement of the functionality, speed and cost of components and products.

     On September 13, 2000, the company sold 23,702,750 shares of its common stock, representing approximately 83% of its outstanding common stock, to NCT Hearing Products, Inc., known as NCT Hearing, a wholly-owned subsidiary of NCT, in exchange for exclusive rights to certain NCT technologies for use in lightweight cellular, multimedia and telephony headsets.

     During 2001 we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol phone systems. This decision was made to take advantage of increasing market demand for telecommunications system integration support to the small office and the large corporate call center clients.

     During 2001 we launched our call center business. We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. The company has adopted and installed the latest customer relationship management technologies and strategies in order to achieve its business segment objectives.

Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will be," "will continue," "will likely result," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and Pro Tech is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

     Pro Tech operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales, and engineering and development revenues, to sustain our current level of operation; introduce, on a timely basis, new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, and inventions. Pro Tech's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

                                  For the Three Months Ended September 30,
                      ----------------------------------------------------------
                               2000                             2001
                      -------------------------   ------------------------------

Revenues              $     509,105    100.0 %    $      462,034     100.0 %
Cost of goods sold          154,832     30.4             189,749      41.1
                      -------------------------   ------------------------------
Gross profit          $     354,273     69.6 %    $      272,285      58.9 %
Expenses                    321,077     63.1             996,678     215.7
Other income, net            (1,108)    (0.2)             (5,529)     (1.2)
                      -------------------------   ------------------------------
Net income/(loss)     $      32,088      6.3 %    $     (729,922)   (158.0)%
                      =========================   ==============================

     Revenues for the three months ended September 30, 2001 decreased $47,071, or 9.2%. This decrease is the result of three factors: (1) a general reduction in sales as a result of a slowing economy; (2) a major reduction in sales for the two week period September 11th through September 30th as a result of the September 11th terrorist attacks; and (3) delays in ordering by certain customers as a result of a component failure from one of the company's suppliers.

     Cost of goods sold for the three months ended September 30, 2001 increased $34,917, or 22.6%. The cost of goods sold as a percentage of revenues for the three months ended September 30, 2001 increased 10.7% as compared to the same period in 2000. This increase was due to an increase in production expenses as a result of a component failure from one of the company's suppliers. The company expects this increase to continue through the current fiscal year.

     Gross profit for the three months ended September 30, 2001 decreased by $81,988, or 23.1%. Gross profit margin decreased to 58.9% from 69.6% for the same three month period. The decrease is due primarily to the company restarting its domestic production operation in order to facilitate its smaller production runs due to the economic slowdown. As the economy picks up and increased demand for product develops, resulting in larger production runs, the more cost efficient foreign suppliers and manufacturers will be used. The company expects to continue using its domestic production operations through the current fiscal year.

     Selling, general and administrative expenses for the three months ended September 30, 2001 increased by $675,601, or 210.4%. These expenses as a percentage of revenue increased to 215.7% as compared to 63.1% for the same period in 2000. This increase was due mainly to amortization expense of approximately $232,000 associated with the licensing rights acquired from NCT Hearing, along with expenses related to the hiring of additional management and support staff for the company's rollout of its two new business segments. In addition, we had approximately $96,000 of overhead expenses allocated from NCT for the current three month period.

     Net loss  increased to $729,922 for the three  months ended  September  30,
2001,  from a net income of $32,088 for the three  months  ended  September  30,
2000. The current period loss was attributed to the following factors: (1) required amortization expense of approximately $232,000 from the company's acquisition of certain intangible property from NCT Hearing; (2) the expenditures regarding the rollout and launch of our two new business segments;
(3) product research and development expenditures supporting several new product introductions to be made later this year; and (4) overhead expenses allocated from NCT.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

                                For the Nine Months Ended September 30,
                      ----------------------------------------------------------
                               2000                             2001
                      -------------------------   ------------------------------

Revenues              $   1,228,357    100.0 %    $    1,715,004     100.0 %
Cost of goods sold          407,968     33.2             616,108      35.9
                      -------------------------   ------------------------------
Gross profit          $     820,389     66.8 %    $    1,098,896      64.1 %
Expenses                    863,962     70.3           2,669,901     155.7
Other income, net              (805)    (0.1)            (11,886)     (0.7)
                      -------------------------   ------------------------------
Net loss              $     (44,378)    (3.6)%    $  (1,582,891)     (92.3)%
                      =========================   ==============================


     Revenues for the nine months ended September 30, 2001 increased $486,647, or 39.6%. This increase is the result of an expansion of product sales to the company's existing clients in the fast food market along with sales from products sold into the call center vertical market. In addition, we are beginning to see the effects of our two new business segments, which contributed an increase of approximately 4% to total revenues for the nine months ended September 30, 2001.

     Cost of goods sold for the nine months ended September 30, 2001 increased $208,140 or 51.0%. The cost of goods sold as a percentage of revenues for the nine months ended September 30, 2001 increased 2.7% as compared to the same period in 2000. This increase was due to: (1) the company restarting its domestic production operation in order to facilitate its smaller production runs due to the economic slowdown; and (2) an increase in production expenses incurred as a result of a component failure from one of the company's suppliers. The company expects this increase to continue through the current fiscal year.

     Gross profit for the nine months ended September 30, 2001 increased by $278,507 or 33.9%. Gross profit margin decreased to 64.1% from 66.8% for the same nine month period. This decrease is primarily due to the company restarting its domestic production operation in order to facilitate its smaller production runs due to the economic slowdown. As the economy picks up and increased demand for product develops, resulting in larger production runs, the more cost efficient foreign suppliers and manufacturers will be used. The company expects to continue using its domestic production operations through the current fiscal year.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $1,805,939 or 209.0%. These expenses as a percentage of revenue increased to 155.7% as compared to 70.3% for the same period in 2000. This increase was due mainly to amortization expense of approximately $699,000 associated with the licensing rights acquired from NCT Hearing, along with expenses related to the hiring of additional management and support staff for the company's rollout of its two new business segments. In addition, we had approximately $265,000 of overhead expenses allocated from NCT for the current nine month period.

     Net loss for the nine months ended September 30, 2001 increased $1,538,513 or 346.7%. The current period loss was attributed to the following factors: (1) required amortization expense of approximately $699,000 from the company's acquisition of certain intangible property from NCT Hearing; (2) the expenditures regarding the rollout and launch of our two new business segments;
(3) product research and development expenditures supporting several new product introductions to be made later this year; and (4) overhead expenses allocated from NCT.

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

     We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). The company does not track or assign assets to individual reportable segments. Likewise, depreciation expense and capital additions are also not tracked by reportable segments.

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

          The Telecommunications Systems Integration Business Segment: On March 1, 2001, we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol phone systems. This decision was made to take advantage of increasing market demand for telecommunications system integration support to the small office and the large corporate call-center clients.

          The Call Center Operations Business Segment: During 2001, we launched the call center operations business. We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. The company has adopted and installed the latest Customer Relationship Management technologies and strategies in order to achieve its business segment objectives.

     Product revenues were as follows:

                             For the Nine Months Ended September 30,
                       ---------------------------------------------------
                                  2000                     2001
                       ------------------------- -------------------------
      Products          $1,127,396        91.8%   $1,508,576        88.0%
      Parts                100,961         8.2%      206,428        12.0%
                       ------------  -----------  -----------  -----------
           Total        $1,228,357       100.0%   $1,715,004       100.0%
                       ============  ===========  ===========  ===========


     At September 30, 2001 the Telecommunications Systems Integration business segment and the Call Center Operations business segment are not deemed to be reportable segments in accordance with SFAS 131.

Liquidity and Capital Resources

     During the nine months ended September 30, 2001, we funded working capital requirements with cash flow from operations, the remaining proceeds from the September 29, 2000 issuance of Series A Convertible Preferred Stock, proceeds from the July 30, 2001 issuance of Series B Convertible Preferred Stock, and the factoring agreement entered into on March 27, 2001 (see Note 11 - Factoring Agreement for further details). Management does not believe there will be sufficient funds to meet our anticipated working capital requirements for the next 12 months to support the planned growth. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from product sales, call center revenues and telecommunications systems integration revenues. In the event that product sales, call center revenues and telecommunications systems integration revenues are not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of the company in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     At September 30, 2001, cash and cash equivalents were $126,591. Such balance was invested in interest bearing money market accounts.

     Net cash used in operating activities for the nine months ended September 30, 2001 was $534,323, as compared to $226,720 for the nine months ended September 30, 2000. These amounts varied primarily due to the increase in the net loss for the nine month period and increased inventory levels, offset by the increase in the depreciation and amortization expense for the nine month period and the increase in accrued expenses and other liabilities.

     The company had a net outflow of cash from its investing activities for the nine months ended September 30, 2001 and 2000 due to the purchase of property, plant and equipment, primarily leasehold improvements.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $407,631, as compared to $337,879 for the same period in the 2000. For the current nine month period, the company received net proceeds of approximately $457,000 from the issuance of 500 shares of Series B Convertible Preferred Stock. See Note 10 - Capital Stock for further details.

     No other material capital commitments exist at September 30, 2001. Depending on the company's future growth rate, additional funds may be required to support our planned expansion of operating activities.

     Working  capital   decreased  to  $260,836  at  September  30,  2001,  from
$1,205,686 at December 31, 2000.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 6.           Exhibits and Reports on Form 8-K.

      3(a) Amended and Restated Articles of Incorporation of the Company, as adopted by the Company and filed with the Department of State of the State of Florida on July 30, 2001, incorporated herein by reference to Exhibit 3(a) of the Company's Form 10-Q filed on August 13, 2001.

      4(a) Warrant to purchase 1,000,000 shares of common stock of the Company at a purchase price of $0.13 per share issued to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 4(a) of the Company's Form 10-Q filed on August 13, 2001.

      10(a) *Stock Option, dated November 28, 2000, issued by the Company to
            Richard Hennessey, incorporated herein by reference to Exhibit 10(f) of the Company's Form 10-K filed on March 30, 2001.

      10(b) *Stock Option, dated June 1, 2001, issued by the Company to Keith
            Larkin, incorporated by reference to Exhibit 10(b) of the Company's Form 10-Q filed on August 13, 2001.

      10(c) *Stock Option, dated June 1, 2001, issued by the Company to Carl
            Cacarro, incorporated by reference to Exhibit 10(c) of the Company's Form 10-Q filed on August 13, 2001.

      10(d) *Stock Option, dated June 1, 2001, issued by the Company to Michael
            Naparstek, incorporated by reference to Exhibit 10(d) of the Company's Form 10-Q filed on August 13, 2001.

      10(e) Shareholder's Agreement dated September 13, 2000 by and between the
            Company and NCT Hearing Products, Inc., incorporated herein by reference to Exhibit 10(n) of the Company's Form 10-K filed on February 14, 2001.

      10(f) Lease Agreement between the Company and Fort Pierce Properties, LLC, dated October 17, 2000, for rental of space at Orange Blossom Mall, Ft. Pierce, FL, incorporated herein by reference to Exhibit 10(q) of the Company's Form 10-Q filed on May 15, 2001.

      10(g) Amendment #1, dated January 26, 2001, to October 17, 2000 Lease
            Agreement, incorporated herein by reference to Exhibit 10(r) of the Company's Form 10-Q filed on May 15, 2001.

      10(h) Amendment #2, dated January 26, 2001, to October 17, 2000 Lease
            Agreement, incorporated herein by reference to Exhibit 10(s) of the Company's Form 10-Q filed on May 15, 2001.

      10(i) Securities and Purchase Agreement, dated July 30, 2001, among the
            Company, NCT Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(i) of the Company's Form 10-Q filed on August 13, 2001.

      10(j) Registration Rights Agreement, dated July 30, 2001, among the
            Company, NCT Group Inc. and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(j) of the Company's Form 10-Q filed on August 13, 2001.

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

                                    Pro Tech Communications, Inc.
                                           Registrant

                                    By:   /s/RICHARD HENNESSEY
                                          ------------------------------
                                          Richard Hennessey
                                          President


                                    By:   /s/MICHAEL A. NAPARSTEK
                                          ------------------------------
                                          Michael A. Naparstek
                                          Chief Financial Officer


Dated:  November 7, 2001