Form 10-K
period 2001-12-31
PRO TECH COMMUNICATIONS INC
filed 2002-03-19
CIK 945481

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED      December 31, 2001
                               -------------------------------------------------

Commission File Number:           000-28602
                       ---------------------------------------------------------


                          Pro Tech Communications, Inc.
             (Exact Name of Registrant as Specified in its Charter)


         Florida                                        59-3281593
 ---------------------------                   --------------------------
 (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

   4492 Okeechobee Rd
    Fort Pierce,Florida                                   34947
 ----------------------------------------      ----------------------------
(Address of Principal Executive Offices)                (Zip Code)


       Registrant's Telephone Number, Including Area Code: (772) 464-5100.

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of such stock as reported on the National Association of Securities Dealers Automated Quotation System as of March 11, 2002): Common Stock, $.001 par value; $213,521.

                                     PART I

ITEM 1. BUSINESS

A.       General

Pro Tech Communications, Inc., throughout this document referred to as "Pro Tech," "we," "our," or "us," was incorporated in 1994 under the laws of the State of Florida and has its principal executive offices at 4492 Okeechobee Rd, Fort Pierce, Florida. From its formation on August 30, 1991 to October 31, 1994, the business was conducted by Pro Tech Systems, a limited partnership organized under the laws of the State of California. Keith Larkin, the Chairman of the Board of Pro Tech, was general partner of Pro Tech Systems and there were 12 limited partners in the limited partnership. From August 1991 until June 1993, the limited partnership was involved in engineering and designing lightweight telecommunications headsets as well as preliminary marketing efforts for the products. From June 1993 until October 1994, Pro Tech Systems was engaged in limited manufacturing and marketing activities for its products. On November 1, 1994, all of the assets of Pro Tech Systems were transferred to Pro Tech as consideration for the issuance of 2,000,000 shares of our common stock, par value $.001 per share. These shares were subsequently distributed on a pro rata basis to each of the partners of the partnership. Effective December 13, 1994, Pro Tech Systems was formally dissolved. On September 13, 2000, Pro Tech sold 23,702,750 shares of its common stock, representing approximately 83% of outstanding common stock, to NCT Hearing Products, Inc., a wholly-owned subsidiary of NCT Group, Inc., in exchange for exclusive rights to certain NCT Group, Inc. technologies for use in lightweight cellular, multimedia and telephony headsets.

Pro Tech operates mainly in the lightweight headset industry. During the fiscal year ended December 31, 2001, we expanded into the telecommunication integration business and the call center operations business (see section L. Business Segments for further discussion of these operations).

Pro Tech presently designs, develops, manufactures and markets lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design. Our marketing strategy involves the sale of our products directly to the commercial headset market as a replacement for competitors' products. We presently sell to the commercial headset market comprised of fast food companies and other large quantity users of headset systems. We have recently completed development of several other headsets for the telephone user market including telephone operating companies, government agencies, business offices, and professional telephone centers. Our products include:

o        The ProCom Headset
o        The Apollo Headset
o        The Apollo Freedom Series Headset
o        The Gemini Amplifier (telephone)
o        The USB Adapter
o        The DSP Intelligent Microphone
o        The Manager's Headset
o        The APEX
o        The ASTRA
o        The A-10 Amplifier (telephone)
o        The A-27 Amplifier
o        The Active Series Headset
o        The Trinity Headset

There are two components to a complete telephone headset. The first is the headset component that the user wears, consisting of a speaker and a microphone. The second is the electronic amplifier which is relatively more complex, time consuming and costly to produce as it requires many variations to interface with the wide variety of telephone systems in the market and generates higher labor and material costs. The electronic amplifier also generally offers lower profit margins than the headset component. As a result, we have outsourced the production of several amplifiers engineered to our specifications. We will continue to concentrate our efforts on the production of that portion of the telephone headset that the user wears.

Pro Tech will also continue to concentrate efforts on the production and distribution of new headsets designed to connect to and interface with various electronic amplifiers and telephone systems currently in use. We have adopted a co-engineering product development strategy through the use of joint engineering agreements with companies with complimentary engineering patents. We project that this strategy will greatly decrease the product development cycle while offering far superior products to our customers. We have continued to make investments in technology and have incurred development costs with respect to engineering prototypes, pre-production models and field testing of several new products. Management believes that our investment in technology will result in the improvement of the functionality, speed and cost of components and products.

B.       Industry Background

Designed specifically for air traffic controllers and other aerospace applications, the first lightweight headsets were intended as a replacement for the heavy, bulky headsets then in use. Today, while lightweight telephone headsets continue to be used for such purposes, telephone headsets are predominantly used as a substitute to telephone handsets. These headsets are used by a wide variety of customers, including telephone operating companies and telephone call centers (such as airline reservations, catalog sales and credit collection operations) and, to a lesser extent, by business persons and other professionals whose occupations require extensive, though not constant, use of the telephone. In comparison to speakerphones, telephone headsets provide greater communication clarity and security. We believe that these advantages will lead to increased demand for telephone headsets.

Telephone headsets also have other commercial applications, primarily two-way radio communication systems, such as those used by fast food attendants to communicate with patrons and other personnel. Personal computer applications for telephone headsets include audio input and output via voice command, voice dictation and integrated voice telephone functions.

C.       Existing Products

The ProCom.

Pro Tech's initial entry into the lightweight fast food headset market was the ProCom. Weighing less than 2 ounces, the ProCom is worn over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom, which connects to the ProCom's microphone. The ProCom headset connects to the wireless belt-pack system with the use of various plug types offered by the wireless belt-pack providers and sold to many fast food franchises around the world.

The Apollo.

The Apollo headset is Pro Tech's most advanced, lightweight headset design sold for use with telephone users in the call center and small office market. It incorporates the use of the most advanced microphone and speaker components and is designed for durability and comfort over long periods. The Apollo headset was introduced on August 1, 2001 and since then has been sold directly through Pro Tech's sales force and the internet. It has also been sold indirectly through our established distributor base in the United States, Canada and Europe.

The Apollo Freedom Series Headset.

A headset with the exact form factor of the Apollo headset, the Apollo Freedom Series is made to plug directly into phone systems that already have amplification built into their existing handset. Through the use of advanced circuitry, many new phone systems have built-in the added feature of amplification of sound inside each handset phone, therefore not requiring another amplifier in order to use a headset with the phone system. The Apollo Freedom Series headset adapts to all of these newer design phone systems using sophisticated microphone technology and a direct connect phone cord.

The Gemini Amplifier.

Introduced on August 1, 2001, the Gemini amplifier is our latest amplifier. It is a full feature unit designed to be used in nearly all phone and/or PC phone configurations in the call center and small office market. The user has full control of receive and transmit sound levels in addition to being able to work directly with the latest multi-media configurations employing analog or digital technologies. This amplifier's circuitry has been awarded a patent by the United States Patent and Trademark Office. The Gemini amplifier was awarded "Best of Show" in the category Best Desktop/Agent Productivity Tools at the 12th Annual Call Center & CRM Solutions 2002 Conference & Exposition held during the week of February 11, 2002.

The USB Adapter.

The USB adapter is an adapter that allows the use of an amplifier and headset in PC phone installations. Several new applications such as Internet Protocol (IP) telephony, voice recognition and auto attendant allow for the use of telephone headsets which in most cases improve the performance of the application. The USB adapter allows the use of our headsets and amplifiers in these new market niches.

The DSP Intelligent Microphone.

The DSP Intelligent microphone is designed to serve those market niches where the use of a headset is not wanted although the user still requires the need for headset functionality such as speech recognition and speech enabling input/output PC gaming applications. This product allows for the receiving of sound to be very focused in addition to eliminating all background noise. Pro Tech is currently directing our sales and marketing efforts towards these emerging PC markets.

The Manager's Headset.

The manager's headset is a lightweight over-the-ear fast food headset, which provides improved comfort to the fast food store manager monitoring drive-thru activity. It was introduced and favorably received by the marketplace in February of 2000. We will continue to offer this headset in our fast food product line for the year 2002.

The APEX.

Pro Tech introduced the APEX headset for sale in the second quarter of 1999. After conducting our own market research, we determined that there was a demand for a headset which combined both over-the-head and over-the-ear features. As a result, we designed the APEX to incorporate these features, which has enhanced our ability to market the product to cellular, personal computer and small office telephone users. The APEX is a commercial adaptation of the headset that Pro Tech designed for use by the National Aeronautics and Space Administration, known as NASA. Boeing Defense and Space Group is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. Pro Tech was chosen by Boeing as a supplier of telephone headsets for NASA projects after we provided Boeing with product specifications, which met NASA's requirements. Boeing also subjected our product to various tests in order to ensure that it would function under conditions for space travel. The APEX is a smaller design of the Trinity (see below), with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the user the choice of wearing the headset over the head or over the ear.

The ASTRA.

Pro Tech introduced the ASTRA headset for sale in the fourth quarter of 1999. The ASTRA headset is a variation of the APEX headset in that it has been adapted for use directly in non-amplified phone systems. A preamplifier circuit has been inserted inside the headset to allow for a direct connection into an automatic call distributor or phone system that provides this type of headset.

The A-10 Amplifier.

The A-10 amplifier is the first in a series of multi-line amplifiers being offered with each of our headsets. It is designed for the small office/home office market and has been engineered to work with over 90% of all existing phone systems in the world.

The A-27 Amplifier.

The A-27 amplifier is the first in a series of amplifiers specifically designed for automatic control distributors or phone systems which use the standard PJ-237 2-prong plug as their interface. This amplifier will employ noise suppression technology designed by Pro Tech. We received patent approval for this technology during fiscal year 2001. The A-27 was introduced into the call center market in the 2nd quarter of fiscal year 2000.

The Active Series Headset.

The Active Series Headset was introduced in the 2nd quarter of fiscal year 2000. This headset is designed for the mobile headset user. Cellular phone users and automobile hands-free kits are the primary market focus of this product.

The Trinity.

The Trinity was designed for users in noisy environments. Pro Tech completed the development of this product early in the 2000 calendar year. Unlike other currently available headsets, the Trinity employs a light (1/2-ounce) "acoustical ear cup" which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which we believe will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only lightweight noise suppression headsets available to users operating in noisy office environments. The Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity is produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufacturers.

D.       Marketing and Sales

Pro Tech presently intends to market products primarily through our officers and staff, utilizing industry contacts and calling upon potential purchasers. We plan on supplementing the marketing efforts of our employees by using electronic commerce from our web site along with independent sales representatives and strategic marketing agreements.

The following summarizes Pro Tech's key alliances:

--------------------------------------------------------------------------------
                             Date Relationship
Key Marketing Alliances         Established                Applications
--------------------------  --------------------- ------------------------------
The McDonald's Corporation      April 1995        Aftermarket Fast Food Headsets
Hello Direct                    April 2000        Marketing Agreement
3M Corporation                  April 2000        Marketing Agreement
Muzak Corporation               July 2000         Marketing Agreement
--------------------------------------------------------------------------------

Pro Tech markets and will continue to market our headsets directly to the commercial headset market as a replacement for our competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. We entered into a non-binding business relationship agreement with the McDonald's Corporation that allows us to sell our products on a non-exclusive basis to McDonald's franchises and company-owned restaurants. Initial test sales to McDonald's and its franchisees by Pro Tech and Pro Tech Systems totaled $424,300 in 1994, which included sales to more than 3,500 McDonald's restaurants. Penetration increased to more than 7,000 restaurants during fiscal year 1995 and to more than 11,000 restaurants during the fiscal year ending December 31, 2001.

As Pro Tech expands, we will continue to direct marketing and sales efforts toward: (1) telephone operating companies; (2) telephone system manufacturers;
(3) personal computer manufacturers; and (4) government agencies. To exploit a developing market for telephone headsets, we have targeted manufacturers of new telephone systems and other telecommunication equipment that utilize headsets. We will also supplement the above strategies with joint ventures and marketing agreements with companies with complementary technologies. Although we presently intend to sell our products to several large telephone users, there can be no assurance that we will be successful in such efforts. Other potential large volume purchasers of headsets are manufacturers of personal computers, especially when headsets become a standard telephone accessory. In addition, we plan to market our products to government agencies. Pro Tech's headsets have been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in space travel. To date, we have had $5,400 of sales to Boeing for prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and its manufacturer, especially within the telephone industry.

Finally, Pro Tech's direct marketing and sales efforts will be supplemented by the distribution of products through established channels of distribution. These include: (1) specialized headset distributors that derive a majority of their revenues from the sale of headsets to both end users and, to a lesser extent, resellers; and (2) large electronic wholesalers that offer hundreds of products, including headsets. It is anticipated that a majority of sales of our headsets to commercial users such as credit card companies and airlines will be through such distributors.

In addition to marketing our technology through existing marketing alliances as described above, as of December 31, 2001, Pro Tech had an internal sales and marketing force of 6 employees, 2 independent sales representative and our executive officers and directors.

E.       Manufacturing

Pro Tech is currently outsourcing nearly all components from several Far East suppliers who build each component according to Pro Tech's specifications. However, as a result of manufacturing inconsistencies from one Far East supplier, Pro Tech was forced to temporarily expand U.S. manufacturing operations to offset the increased failure rate of the related products during the year ended December 31, 2001. Pro Tech has since resolved all product quality issues with its Far East supplier and reduced its production headcount at its U.S. corporate offices. Pro Tech will continue to adhere to past cost reduction policies and is in the process of expanding its Far East manufacturing operations to support the current and future projected sales volumes. A full migration of this production capacity from U.S. operations to offshore operations will be completed by the second quarter of 2002. An interruption in the supply of a component for which Pro

Tech is unable to readily procure a substitute source of supply could temporarily result in Pro Tech's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, Pro Tech has not experienced any shortages of supplies. In order to meet forecasted customer requirements, Pro Tech has multiple suppliers for every component to reduce the risk in a disruption of the supply chain. At December 31, 2001, the value of our inventory was $945,744.

Pro Tech believes that its Fort Pierce, Florida office presently does possess sufficient capacity for its current needs. In the event that sales volumes were to exceed the capabilities of the Fort Pierce location or Pro Tech's supply chain from the Far East were to be disrupted, Pro Tech would immediately enter into subcontracting arrangements for products with other third parties. A delay in establishing such arrangements, if necessary, could adversely affect Pro Tech's ability to deliver products on a timely basis to its customers, which in turn could adversely affect Pro Tech's operations. Pro Tech, however, believes that subcontracting the manufacture of Pro Tech's products could be accomplished on short notice given the simple design of Pro Tech's products.

F.       Concentrations of Credit Risk

Pro Tech sells products and services to distributors and end users in various industries worldwide. As outlined below, our two largest customers accounted for approximately 35% of revenues during the fiscal year ended December 31, 2001 and 27% of gross accounts receivable at December 31, 2001. We do not require collateral or other security to support customer receivables.

                                                 As of December 31, 2001,
                                                And for the year then ended
                                       ----------------------------------------
                                              Accounts
               CUSTOMER                     Receivable               Revenue
  ---------------------------------    ------------------      ----------------

  Muzak                                   $  47,436              $   521,156
  McDonalds                                  18,296                  185,377
  All Other                                 178,486                1,468,773
                                       ------------------      ----------------
                              Total       $ 244,218              $ 2,175,306
                                       ==================      ================

Pro Tech regularly assesses the realizability of our accounts receivable and performs a detailed analysis of aged accounts receivable. When quantifying the realizability of accounts receivable, we take into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. Our cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. We maintain our cash and cash equivalents primarily in one bank.

Pro Tech does not have a significant foreign exchange transaction risk because non-U.S. revenue and purchases are denominated and settled in U.S. dollars.

G.       Competition

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. We are aware of several companies who manufacture telephone headsets. Primary among our competitors is Plantronics, Inc., the world's largest manufacturer of lightweight telephone headsets. Plantronics was founded by Mr. Larkin, Pro Tech's Chairman. We estimate Plantronics' share of the market to be approximately 46% worldwide. Plantronics reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $401 million for the fiscal year 2001. Our other major competitor is GN Netcom, Inc. In 1997, GN NetCom, Inc. purchased both UNEX Corporation and ACS Wireless and in calender year 2000 announced the purchase of Hello Direct. ACS Wireless was founded by Mr. Larkin. We believe GN Netcom, Inc. has a market share of approximately 20% worldwide. These companies are well established and have substantially more management, technical, financial, marketing, manufacturing and product development resources than Pro Tech.

Pro Tech believes that in selecting telephone headsets, users primarily consider price, product quality, reliability, product design and features, and warranty terms. We believe that our headsets are superior in design and construction, and substantially lower in price, than the models currently available from our competitors. However, we cannot assure that our products will be perceived by users and distributors as providing a competitive advantage over competing headsets. In addition, we cannot assure that competing technologies will not become available which are superior, less costly or marketed by better known companies. Also, certain customers may prefer to do business with companies that have greater access to resources.

In addition to direct competition from other companies offering lightweight telephone headsets, Pro Tech may face indirect competition in our industry from technological advances such as interactive voice response systems which require no human operators for certain applications such as account balance inquiries or airplane flight information. We believe that this competition will be more than offset by increased demand for headsets as voice telecommunication applications expand.

H.       Government Contracts

Pro Tech currently is a contract provider of headsets to the Boeing Corporation, a prime contractor to NASA, for headsets to be used in the international space station. Government contracts provide for cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts or contracts with prime government contractors are not viewed as a significant part of Pro Tech's business.

I.       Environmental Regulation Compliance

Compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon the capital expenditures, earnings or competitive position of Pro Tech.

J.       Proprietary Protection

Pro Tech owns one technology patent which was granted during the fiscal year 2001. We intend to seek patent protection on our inventions at the appropriate time in the future. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued from any applications or that any patent issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage. Pro Tech may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on our operations.

Pro Tech also has a license to utilize certain patent-protected technologies owned by its ultimate parent company, NCT Group, Inc., in the area of noise reduction.

Certain of Pro Tech's employees involved in engineering are required to enter into confidentially agreements as a condition of employment. We do not currently own any registered trademarks, although we intend to file trademark registration applications in the future with respect to distinguishing marks.

K.       Employees

As of December 31, 2001, Pro Tech had 27 full-time employees and 1 part-time employee, including 2 persons in research and development, 11 persons in administration and shipping, 6 persons in sales and marketing and 8 persons in assembly and production. None of our employees are represented by a collective bargaining unit, and we believe that our relationship with employees is good.

L.       Business Segments

Pro Tech operates in three business segments: headset products, telecommunication integration, and call center operations. The headset segment encompasses the design, development, manufacturing and marketing of lightweight headsets for commercial use. The telecommunication integration segment was launched in 2001 to sell and install simple to sophisticated analog, digital and IP phone systems. The call center operation was launched in 2001 to take advantage of expertise in a specialized niche of the medical market. In December 2001, management decided to suspend operations in the call center segment due to poor performing contracts. Pro Tech has reorganized this business segment and intends to resume operations by the third quarter of 2002. All of these segments operate predominantly within the North American geographic area.

M.       Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission, known as the SEC. You may read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov."

ITEM 2.  PROPERTIES

Pro Tech's executive, sales and manufacturing facilities occupy approximately 13,000 square feet of space located at 4492 Okeechobee Rd, Fort Pierce, Florida 34947, pursuant to a lease agreement dated March 1, 2001 which expires in February 2006 and provides for monthly rental of approximately $5,000 increasing to approximately $8,000 over the five-year term.


ITEM 3.  LEGAL PROCEEDINGS

Pro Tech is not party to any legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


Pro Tech's common stock began trading on the NASD OTC Bulletin Board on March 22, 1996. Our stock is currently being traded under the symbol "PCTU." The following table sets forth the average high and low bid prices of the common stock as reported by the NASD's OTC Bulletin Board for each of the fiscal quarters during the two fiscal years ended October 31, 1999 and 2000; the interim two-month period ended December 31, 2000; and the fiscal year ended December 31, 2001. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

     Year ended October 31, 1999                       High           Low
    ----------------------------------------------    ----------    -----------
      First Quarter                                   $  0.50       $  0.38
      Second Quarter                                  $  0.38       $  0.27
      Third Quarter                                   $  0.50       $  0.31
      Fourth Quarter                                  $  0.50       $  0.19

     Year ended October 31, 2000                       High           Low
    ----------------------------------------------    ----------    -----------
      First Quarter                                   $0.310        $0.299
      Second Quarter                                  $0.880        $0.788
      Third Quarter                                   $0.670        $0.625
      Fourth Quarter                                  $1.062        $0.625

    Two Months Ended - December 31, 2000               High           Low
    ----------------------------------------------    ----------    -----------
      November 1, 2000 to December 31, 2000           $0.875        $0.312


    Year ended December 31, 2001                       High           Low
    ----------------------------------------------    ----------    -----------
      First Quarter                                   $0.750        $0.281
      Second Quarter                                  $0.500        $0.090
      Third Quarter                                   $0.180        $0.100
      Fourth Quarter                                  $0.130        $0.050

On March 11, 2002, the last reported sale of Pro Tech's common stock as reported by the NASD OTC Bulletin Board was $0.04. As of March 11, 2002, there were 54 record holders of the common stock, representing approximately 650 beneficial owners.

Pro Tech has neither declared nor paid any dividends on shares of common stock since our incorporation in October 1994 and we do not anticipate declaring a cash dividend in the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on our earnings and our financial position and such other factors as the Board of Directors deems relevant. We anticipate that we will retain earnings, if any, in order to finance expansion of our operations.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of our sales of unregistered securities during the twelve months ended December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is derived from the historical financial statements of Pro Tech. The data set forth below is qualified in its entirety by and should be read in conjunction with Item 8.
Financial  Statements  and  Item 7.  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations that are included elsewhere in this document.



                                                                    For the Year                  For the Two   For the Year
                                                                        Ended                     Months Ended    Ended
                                                                     October 31,                  December 31,  December 31,
                                                 ------------------------------------------------ ------------  -----------
                                                     1997       1998        1999         2000        2000          2001
                                                 ----------- ----------- -----------  ----------- ------------  -----------
STATEMENTS OF OPERATIONS DATA:

Net sales                                         $ 996,993  $1,142,482  $1,090,551   $1,562,484    $ 307,902   $ 2,175,306
Cost of goods sold                                  333,755     470,450     414,931      623,555      113,920       860,277
                                                 ----------- ----------- -----------  ----------- ------------  -----------

      Gross profit                                  663,238     672,032     675,620      938,929      193,982     1,315,029
Selling, general and administrative                 698,785     882,385     893,384    1,275,290      561,044     3,715,561
Provision for doubtful accounts                       3,924      38,835       3,771        7,990        1,574         9,958
                                                 ----------- ----------- -----------  ----------- ------------  -----------

      Loss from operations                          (39,471)   (249,188)   (221,535)    (344,351)    (368,636)   (2,410,490)
Other income (expense):
  Interest income (expense), net                     28,688      24,719       9,181      (31,715)      (8,713)      (20,262)
  Miscellaneous income                                   58          89         697        1,726        1,029         4,305
  Loss on disposal of fixed assets                   (1,116)          -      (9,408)           -            -        (2,945)
                                                 ----------- ----------- -----------  ----------- ------------  -----------

      Loss before income taxes                      (11,841)   (224,380)   (221,065)    (374,340)    (376,320)   (2,429,392)
Income tax expense (benefit)                            400        (964)          -            -            -             -
                                                 ----------- ----------- -----------  ----------- ------------  -----------

      Net loss                                      (12,241)   (223,416)   (221,065)    (374,340)    (376,320)   (2,429,392)
Less:
Preferred stock beneficial conversion                     -           -           -    3,569,000            -        79,190
Preferred stock embedded dividend                         -           -           -      375,000            -        62,661
Dividend accretion on preferred stock                     -           -           -        5,425       10,027        24,085
                                                 ----------- ----------- -----------  ----------- ------------  -----------

      Net loss attributable to
           common stockholders                      (12,241)   (223,416)   (221,065)  (4,323,765)    (386,347)   (2,595,328)
                                                 =========== =========== ===========  =========== ============  ===========

 Basic and diluted net loss per share                 (0.00)      (0.05)      (0.05)       (0.57)       (0.01)        (0.08)
                                                 =========== =========== ===========  =========== ============  ===========

 Weighted average number
       of common shares outstanding (1)           4,122,795   4,254,000   4,254,000    7,537,855   28,248,438    32,281,034
                                                 =========== =========== ===========  =========== ============  ===========


                                                   October 31,                                     December 31,
                                                 ------------------------------------------------ -------------------------
                                                    1997        1998        1999         2000        2000          2001
                                                 ----------- ----------- -----------  ----------- ------------  -----------
BALANCE SHEET DATA:
 Total assets                                     1,239,143   1,158,898     945,377   18,652,665   18,264,130    17,184,920

 Total current liabilities                           81,764     209,845     209,300      662,956      651,313     1,549,997
 Long-term debt                                           -           -       8,089        3,687        3,115        36,021
 Retained earnings/(accumulated deficit)             31,197    (192,219)   (413,284)    (787,624)  (1,163,944)   (3,593,336)
 Stockholders' equity(2)                          1,157,469     949,053     727,988   17,986,022   17,609,702    14,965,464
 Working capital/(deficit)                          996,458     724,769     494,148    1,419,819    1,205,686      (329,136)



(1) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.

(2)  Pro Tech has never declared nor paid cash dividends on common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto included herein.

Caution Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," " estimates," "projects," "intends," "plans," "believes," "will be," "will continue," "will likely result," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and Pro Tech is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

In addition, Pro Tech's overall financial strategy, which includes growing operations, maintaining financial ratios and strengthening our balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in our plans, strategies and intentions.

Pro Tech operates in a highly competitive and rapidly changing environment and in business segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales to sustain our current level of operation; introduce, on a timely basis, new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how and inventions. Pro Tech's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while Pro Tech might, from time to time, communicate with securities analysts, it is against our policy to disclose to them any non-public information or other confidential commercial information. Accordingly, investors should not assume that Pro Tech agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, Pro Tech has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility Pro Tech.

RESULTS OF OPERATIONS

The Year Ended December 31, 2001 As Compared To The Year Ended December 31, 2000 (Unaudited):

Net loss for the year ended December 31, 2001 increased $1,650,050, or 212%, over the year ended December 31, 2000. This increase is attributed to the following: (1) Pro Tech was adversely impacted by the September 11, 2001 terrorist attack. We experienced a major reduction in demand for our products after the attack; therefore, reducing the actual sales gains over the previous year. Actual revenues for the period September 12 through December 31 decreased from $584,000 in 2000 to approximately $480,000 in 2001; (2) amortization expense associated with the September 2000 acquisition of certain intangible personal property from NCT Hearing, Inc. increased from approximately $234,000 in 2000 to approximately $933,000 in 2001 due to a full year's amortization; (2) payroll and related expenses increased approximately $785,000 due to additional personnel, increased health benefit expenses, and salary increases for the current year; (3) expenses charged by the parent company including overhead and specific employee time allocations; and (4) growing competition in Pro Tech's distributor selling channel in the fast food market causing a deterioration of gross margins.

Despite the decrease in sales that we attributed to the terrorist attacks, net sales generated during the year ended December 31, 2001 increased approximately $445,000, or 26%, over the year ended December 31, 2000. This increase was a result of two factors: (1) sales from the market introduction of several new telephone headsets and related communication equipment; and (2) our ability to continue to recoup fast food headset market share lost during the year ended 1999.

Pro Tech continued the sale of products through distributors, augmenting these sales with direct sales from our own outbound telemarketing operation. During the year ended December 31, 2001, we sold a total of 70,803 headsets and headset related products, as compared to 46,314 headsets during the same 2000 period, a 53% increase. Net unit sales of fast food headsets increased 27% primarily from the expansion of sales distribution channel previously mentioned. Consistent with the our objectives, the indirect distribution channel accounted for 88% of net revenues and 86% of unit volumes versus 77% of net revenues and 78% of unit volumes in the comparable 2000 period. We successfully maintained our relationship with the McDonald's Corporation and once again have been selected to be a part of the McDonald's International Owner Operator's trade show planned for April 2002. Sales from outside the fast food market were only $450,660 for the year ended December 31, 2001, as a result of delays in the market introduction of the telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On July 30, 2001, we received a capital infusion of $500,000 to support this working capital requirement.

Gross margin percent decreased 2.4% from the comparable year end period in 2000 as a result of our desire to regain lost market share due to price competition in the fast food headset market as well as a temporary increase in manufacturing of certain products here in the U.S.

Selling, general and administrative expenses for the year ended December 31, 2001 increased approximately $1,899,000, or 105%, over the comparable year ended December 31, 2000. This increase was the result of the following: (1) amortization expense associated with the 2000 acquisition of certain intangible personal property from NCT Hearing increased from approximately $234,000 in 2000 to approximately $933,000 in 2001; (2) payroll and related expenses increased $785,000 for the year ended December 31, 2001 over the comparable 2000 period; and (3) expenses charged by the parent company including overhead and specific employee time allocations increased approximately $131,000 over the comparable 2000 period.

We continued to invest in research and development and new product development for mold designs and component testing. We are also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market. Although we intend to form alliances, there are no formal agreements in place and no assurances that they will occur in the future.

Interest expense for the year ended December 31, 2001 decreased approximately $21,000, or 46%, from the comparable year ended December 31, 2000. This decrease was due to the retirement of approximately $300,000 in loans outstanding in 2000. These loans served as bridge financing to the issuance of 1,500 shares of Series A Convertible Preferred Stock in September 2000.

The Two Months Ended December 31, 2000 As Compared To The Two Months Ended December 31, 1999 (Unaudited):

For the two months ended December 31, 2000, Pro Tech realized a net loss of $376,320 compared to a net loss of $68,906 for the two months ended December 31, 1999. The current reporting period loss was attributed to three factors: (1) acquisition of certain intangible property from NCT Hearing required amortization expenses of $155,000 during the two months ended December 31, 2000,
(2) we incurred approximately $84,000 of overhead expense allocation during the two months ended December 31, 2000 due to acquisition of approximately 83% of Pro Tech's outstanding common stock by NCT Hearing; and (3) the result of the growing competition in Pro Tech's distributor selling channel in the fast food market causing a deterioration of gross margins.

Net sales generated during the two months ended December 31, 2000 increased 163% to $307,902 from $116,716 for the two months ended December 31, 1999. This increase in sales was as a result of two factors: (1) our ability to continue to recoup fast food headset market share lost during the year ended 1999; and (2) sales from the market introduction of several new telephone headsets and related communication equipment.

Pro Tech continued the sale of products through distributors, augmenting these sales with direct sales from our own outbound telemarketing operation. During the two months ended December 31, 2000, we sold a total of 9,517 headsets, as compared to 3,548 headsets in the same two-month period in 1999, a 168% increase. Net unit sales of fast food headsets increased 189% primarily from the expansion of sales distribution channel previously mentioned. Consistent with the our objectives, the indirect distribution channel accounted for 77% of net revenues and 78% of unit volumes versus 70% of net revenues and 64% of unit volumes in the comparable 1999 two-month period. Sales from outside the fast food market were only $63,336 for the two months ended December 31, 2000, as a result of delays in the market introduction of the telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On September 29, 2000, we received a capital infusion of $1.5 million to support this working capital requirement.

Gross margin percent decreased 4% from the comparable two-month period in 1999 as a result of our desire to regain lost market share due to price competition in the fast food headset market as well as an increase in costs related to the manufacture of certain products here in the U.S.

Selling, general and administrative expenses for the two-month period ended December 31, 2000 were $561,044 or 182% of revenues versus $145,119 or 124% of revenues in the comparable 1999 period. This increase was the result of the following: (1) due to the transaction resulting in the acquisition of the intangible property from NCT Hearing Products, Inc., we incurred approximately $155,000 of amortization expense of such intangible property and an allocation of overhead expense which amounted to approximately $115,000 for the two-month period ended December 31, 2000; and (2) we increased our marketing and advertising expenses to $5,088 from $2,482 in the comparable 1999 two-month period as a result of an increase in expenses in marketing material from the use of an alternative source along with the decision to increase our attendance at trade shows showing targeted return on investments.

We continued to invest in research and development and new product development for mold designs and component testing. We are also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market. Although we intend to form alliances, there are no formal agreements in place and no assurances that they will occur in the future.

We generated interest income of $721 for the two months ended December 31, 2000 as compared to $1,008 for the comparable 1999 two-month period. The interest income resulted from investment of the net proceeds from the private placement of securities into short-term certificates of deposits.

The Year Ended October 31, 2000 As Compared To The Year Ended October 31, 1999:

For the year ended October 31, 2000, Pro Tech realized a net loss of $374,340 compared to a net loss of $221,065 for the year ended October 31, 1999. The current reporting year loss was attributed to three factors: (1) the acquisition of certain intangible property from NCT Hearing required amortization expenses of $78,000 during the month of October 2000, (2) we incurred approximately $101,000 of overhead expense allocation for the period from September 13, 2000 to October 31, 2000 due to acquisition of approximately 83% of Pro Tech's outstanding common stock by NCT Hearing; and (3) the result of the growing competition in distributor selling channel in the fast food market causing a deterioration of gross margins.

Net sales generated during the year ended October 31, 2000 increased 43% to $1,562,484 from $1,090,551 in fiscal year ended October 31, 1999. This increase in sales was as a result of two factors: (1) our ability to continue to recoup fast food headset market share lost during fiscal year ended 1999; and (2) sales from the market introduction of several new telephone headsets and related communication equipment.

Pro Tech continued the sale of products through distributors augmenting these sales with direct sales from our own outbound telemarketing operation. For the fiscal year 2000, we sold a total of 41,121 headsets, as compared to 27,641 headsets in the previous year, an increase of 49%. Net unit sales of fast food headsets increased 33%, primarily from the expansion of sales distribution channels previously mentioned. Consistent with our objectives, the indirect distribution channels accounted for 73% of net revenues and 77% unit volumes versus 64% of net revenues and 74% of unit volumes in the comparable 1999 period. Sales from outside the fast food market were only $250,000 as a result of delays in the market introduction of our telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On September 29, 2000, we received a capital infusion of $1.5 million to support this working capital requirement.

Gross margin percent decreased 1.86% to 60.09% versus 61.95% in the comparable 1999 period as a result of our desire to regain lost market share due to price competition in the fast food headset market as well as an increase in costs related to the manufacture of certain products here in the U.S.

Selling, general and administrative expenses for the fiscal year were $1,275,290 or 81.6% of revenues versus $893,384 or 89% of revenues in the comparable 1999 period. This increase was the result of several factors. First, due to the transaction resulting in the acquisition of the intangible property from NCT Hearing, we incurred approximately $78,000 of amortization expense of such intangible property and an allocation of overhead expense which amounted to approximately $101,000 for the period from September 13, 2000 to October 31, 2000. Second, we decreased our marketing and advertising expenses to $54,424 from $98,738 in the comparable 1999 period as a result of a reduction in expenses in marketing material from the use of an alternative source along with the decision to reduce attendance at trade shows showing targeted return on investments. These trade shows allowed us the opportunity to successfully present the new products planned for market introduction in the 1st and 2nd quarter of fiscal year 2000 along with the opportunity to perform needed market research necessary to have successful product introductions in the future.

We continued to invest in research and development and new product development for mold designs and component testing. We are also reviewing several possible alliances with companies that have complimentary products, which could provide access into several key accounts in the telephone market. Although we intend to form alliances, there are no formal agreements in place and no assurances that they will occur in the future.

We generated interest income of $4,877 for the year ended October 31, 2000 as compared to $10,202 for the year ended October 31, 1999. The interest income resulted from investment of the net proceeds from the private placement of securities into short-term certificates of deposits.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio (current assets to current liabilities) was .79 to 1.00 at December 31, 2001, as compared to 2.85 to 1.00 at December 31, 2000. At December 31, 2001, current liabilities exceeded current assets by approximately $329,136.

During the current fiscal year ending December 31, 2001, we funded working capital requirements with cash flow from operations, proceeds from the sale of convertible preferred stock in July 2001 and a new short-term factoring arrangement. Management believes Pro Tech has sufficient funds to meet anticipated working capital requirements for the next 12 months.

In addition, in order to maximize the potential of the telephone user market and to enable us to expand into additional markets, including government agencies and personal computers, we will require additional capital. On March 27, 2001, we were able to roll the outstanding loan from Westek Communications Inc., a stockholder, for $150,000 into a new note for $162,750, which included accrued interest payable from the old note. The new note is payable on March 27, 2002 with an interest rate of 8.5%. We will seek to raise additional financing as a result of our relationship with NCT Hearing and its parent company, NCT Group, Inc.

At December 31, 2001, cash and cash equivalents were $46,881. Such balance was invested in interest bearing money market accounts.

Pro Tech had a working capital deficit of $329,136 at December 31, 2001 as opposed to working capital of $1,205,686 at December 31, 2000. This $1,534,822 decrease was due primarily to the use of the remaining proceeds from the sale of $1,500,000 of Series A Convertible Preferred Stock in September 2000 and the increase in our accounts payable and other liabilities.

Cash flows used in operating activities was $585,477 during the year ended December 31, 2001. This use of funds was driven primarily by the 2001 generated net loss of $2,429,392 and the increase in inventory of $295,156, offset by the depreciation and amortization expense of $1,052,737 and the increases of $378,167 in accounts payable and $403,599 in other liabilities.

Net cash used in investing activities was $543,352 during the year ended December 31, 2001, due primarily to expenses incurred for leasehold improvements in connection with the new office space, which we initially occupied during April 2001.

The net cash provided by financing activities was $399,329 during the year ended December 31, 2001, due primarily to the issuance of the issuance of the Series B Convertible Preferred Stock.

Pro Tech has no lines of credit with banks or other lending institutions.

Due to Pro Tech's need to fund new product development and increase manufacturing capacity in order to meet new business demands in 2001, it was necessary to enter into certain transactions, which provided additional funding as follows:

Series B Redeemable Convertible Preferred Stock

On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $419,000 in cash, net of fees and expenses, in exchange for the Preferred Stock-B. Under such agreement, the shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of NCT Group, Inc. (NCT) common stock. The conversion rate into Pro Tech common stock is the lesser of: (i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%; or (ii) $0.25. The exchange rate into NCT common stock is the then lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%.

In addition, under the agreement, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant is exercisable at $0.13 per share and expires on July 30, 2004. We have the right to require the warrant holder to exercise upon a call by Pro Tech under the following conditions: (1) one-third of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two-thirds of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) the entire warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during such period is at least 150,000 shares.

Goodman Factoring Agreement

On March 26, 2001, Pro Tech entered into a factoring agreement with Goodman Factors, Inc., or Goodman. We are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to eighty-five percent (85%) of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.75% at December 31, 2001. In addition, at December 31, 2001 we had $10,402 in reserve at Goodman representing not less than fifteen percent (15%) of the aggregate unpaid gross amount of all outstanding accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman may charge an additional commitment fee, as described in the agreement. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

Capital Expenditures

There were no material commitments for capital expenditures as of December 31, 2001, and no other material commitments are anticipated in the near future.

ITEM 7A.     QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pro Tech's primary market risk exposures are fluctuations in interest rates and foreign exchange rates. We are exposed to short-term interest rate risk on certain debts and trade accounts receivable sales. We do not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, we employ established policies and procedures to manage these risks.

Based upon a hypothetical 10% proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.   FINANCIAL STATEMENTS

The Reports of the Independent Auditors, Morgan, Jacoby, Thurn, Boyle & Associates, P.A., and the financial statements and accompanying notes are attached.

                                                                 Page
Independent Auditors' Report                                     F-1
Balance Sheets as of October 31, 2000; December 31, 2000
  and 2001                                                       F-2
Statements of Operations for the years ended October 31,
  1999 and 2000; the two months ended December 31, 2000;
  and the year ended December 31, 2001                           F-3
Statements of Stockholders' Equity for the years ended
  October 31, 1999 and 2000; the two months ended December 31,
  2000; and the year ended December 31, 2001                     F-4
Statements of Cash Flows for the years ended October 31, 1999 and 2000; the two months ended December 31, 2000; and the
  year ended December 31, 2001                                   F-5
Notes to Financial Statements                                    F-6


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of Pro Tech as of March 11, 2002.

Name                     Age                  Positions and Offices
---------------------   ------   -----------------------------------------------
Keith Larkin             78      Chairman of the Board
Richard Hennessey        42      President, Chief Operating Officer and Director
Michael J. Parrella      53      Director
Irene Lebovics           48      Director
Cy E. Hammond            47      Director
Mark Melnick             43      Secretary
Debra Kirven             37      Chief Financial Officer and Treasurer

Keith Larkin is the founder and Chairman of the Board of Directors of Pro Tech. He served as the company's Chief Executive Officer and Treasurer from inception in 1994 until his resignation from these positions on February 1, 2002. Mr. Larkin's 40-year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in 2000 of approximately $320 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership that he managed as general partner. Pro Tech Systems was formed to design, manufacture, and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the company in November 1994, Mr. Larkin became the Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer of Pro Tech, positions which he held until February 2, 1999, when he resigned as President of Pro Tech then until February 1, 2002, when he resigned as Chief
Executive Officer and Treasurer but retained his position as Chairman of the Board of Directors.

Richard Hennessey joined Pro Tech as Director of Marketing in August 1995 and was appointed Vice President, Marketing on June 10, 1996. On August 4, 1998, Mr. Hennessey was appointed Secretary and became a director of Pro Tech. On February 2, 1999, Mr. Hennessey was appointed President and Chief Operating Officer of Pro Tech. On January 1, 2002, Mr. Hennessey resigned from the position of Secretary but retained the positions of President and Chief Operating Officer. From 1982 through 1984, Mr. Hennessey was a salesman with the computer sales division of Lanier Business Products located in Boston, Massachusetts. From 1984 through April 1994, Mr. Hennessey held various new venture sales and sales management positions with Digital Equipment Corporation.

Michael J. Parrella currently serves as a director of Pro Tech. Mr. Parrella is Chief Executive Officer and Chairman of the Board of Directors of NCT Group, the ultimate parent company of Pro Tech, and serves as Chairman of the Board of NCT Hearing Products, Inc., the direct parent company of Pro Tech. Mr. Parrella was elected Chairman of the Board of Directors of NCT Group on April 21, 2000, on which date he relinquished the position of President. From August 1995 to April 21, 2000, Mr. Parrella served as NCT Group's President and Chief Executive Officer. From November 1994 to July 1995, Mr. Parrella served as Executive Vice President of NCT Group. Prior to that, from February 1988 until November 1994, he served as President and Chief Operating Officer of NCT Group. He initially became a director of NCT Group in 1986. Mr. Parrella also serves as Chief Executive Officer and Acting President of NCT Audio Products, Inc., a subsidiary of NCT Group, a position to which he was elected on September 4, 1997. He became a director of NCT Audio on August 25, 1998. On January 5, 2001, Mr. Parrella was elected Acting Chief Executive Officer of Advancel Logic Corporation, a subsidiary of NCT Group. Mr. Parrella is a director of Advancel and serves as Chairman of the Board of Distributed Media Corporation, a subsidiary of NCT Group. Mr. Parrella became a director of subsidiaries acquired directly or indirectly by NCT Group in 2000, including Midcore Software, Inc. and Pro Tech, and NCT Group subsidiaries formed in 2000, including DMC Cinema, Inc., NCT Video Displays, Inc., DMC New York, Inc., ConnectClearly.com, Inc., DMC HealthMedia Inc., Distributed Media Corporation International Limited, Artera Group, Inc. and Artera Group International Limited.

Irene Lebovics currently serves as a director of Pro Tech. She is a director and President of NCT Group and director and President of NCT Hearing Products, Inc. She served as Secretary of NCT Group from February 1999 until September 2001. On April 25, 2001, Ms. Lebovics became a director of NCT Group. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel Logic Corporation. She joined NCT Group as Vice President of NCT Group and President of NCT Medical Systems in July 1989. In January 1993, she was appointed Senior Vice President of NCT Group. In November 1994, Ms. Lebovics became President of NCT Hearing Products, Inc. In 1999, Ms. Lebovics was appointed as Executive Vice President of NCT Group, and in April 2000, she became President of NCT Group. She has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. In addition to serving as a director of Pro Tech,

Ms. Lebovics serves as a director of various NCT Group  subsidiaries as follows:
NCT Hearing Products, Inc., Distributed Media Corporation, ConnectClearly.com, Inc., NCT Video Displays, Inc., DMC New York, Inc., Artera Group, Inc., Artera Group International Limited, Midcore Software, Inc., Advancel Logic Corporation, DMC HealthMedia Inc., Distributed Media Corporation International Limited and DMC Cinema, Inc.

Cy E. Hammond currently serves as a director of Pro Tech. He is Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT Group. He joined NCT Group as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Treasurer of NCT Hearing Products, Inc., a position to which he was elected on July 15, 1998, as Acting Chief Financial Officer and Treasurer of NCT Audio Products, Inc.,
positions  to which he was elected on  September  4, 1997,  and as Acting  Chief
Financial Officer, Treasurer and Assistant Secretary for Advancel Logic Corporation, positions to which he was elected on January 5, 2000. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond also serves as a director of other NCT Group subsidiaries as follows: NCT Video Displays, Inc., DMC New York, Inc., Artera Group, Inc., Artera Group International Limited, Noise Cancellation Technologies (Europe), Inc. and ConnectClearly.com, Inc.

Mark Melnick currently serves as Secretary of Pro Tech, the position which he has held since January 1, 2002. Mr. Melnick is Vice President, General Counsel and Secretary of NCT Group, Inc., positions he has held since September 2001. He also serves as Secretary of Distributed Media Corporation, DMC Cinema, Inc., DMC HealthMedia, Inc., NCT Audio Products, Inc., NCT Hearing Products, Inc., NCT Medical Systems, Inc., ConnectClearly.com, Inc., Midcore Software, Inc., Artera Group, Inc., Advancel Logic Corporation, NCT Muffler, Inc., Chaplin Patents Holding Company, Inc., NCT Far East, Inc. and NCT Video Displays, Inc. From 1989 to 2000, Mr. Melnick was Counsel, Senior Counsel and then Assistant General Counsel of CBS Cable and its predecessor-in-interest Group W Satellite
Communications (a division of Westinghouse Broadcasting Co.), in the cable television field. From 1984 to 1988, he was an associate at the law firm of Stults & Marshall (now known as Balber Pickard Battistoni Maldonado & Van Der
Tuin) in New York, NY. From 1982 to 1984, he was an associate at the law firm of Seyfarth, Shaw, Fairweather & Geraldson in New York, NY.

Debra Kirven currently serves as Chief Financial Officer and Treasurer of Pro Tech, positions that she has held since February 1, 2002. Ms. Kirven is Assistant Controller of NCT Group Inc., the position which she has held since November 27, 2000. From 1991 to 2000, Ms. Kirven held various accounting and finance positions with Southern New England Telecommunications, Inc. in New Haven, CT. From 1986 to 1991, Ms. Kirven was an accountant and then senior accountant with Deloitte & Touche.

Section 16(a) of the Securities Exchange Act of 1934 requires Pro Tech's directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in the Common Stock. Executive officers, directors and persons who own more than 10% of a registered class of our equity securities are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file with the SEC.

To Pro Tech's knowledge, based solely on review of the copies of such reports furnished to us and representations that no other reports were required, Pro Tech believes that all filing requirements applicable to its officers, directors, and greater than 10% shareholders were complied with during the period from January 1, 2001 to December 31, 2001, except that Mr. Larkin did not timely file Form 4s with the SEC in conjunction with the grant of options in June 2001.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by all persons who served as Chief Executive Officer during the last calendar year and by each other executive officer receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to Pro Tech during the fiscal years ended October 31, 1999 and 2000; the two months ended December 31, 2000 and the fiscal year ended December 31, 2001.


                                                                                                     Securities
                                                                                   Other             Underlying            All
Name and                                                                          Annual          Options/Warrants        Other
    Principal Position           Year             Salary          Bonus         Compensation          SARs(#)          Compensation
--------------------------- ---------------  ----------------- ------------ ------------------  --------------------- --------------
Keith Larkin
  Chairman of the Board           10/31/99          $  25,000      -              -                      540,000              -
                                  10/31/00          $  22,500      -              -                            -              -
                                  12/31/00          $   7,500      -              -                            -              -
                                  12/31/01          $  56,750      -              -                      540,000              -
Richard Hennessey
  President                       10/31/99          $  51,000      -              -                      200,000              -
                                  10/31/00          $  77,000      -              -                            -              -
                                  12/31/00          $  16,000      -              -                      250,000              -
                                  12/31/01          $ 142,896      -              -                            -              -


Compensation Arrangements with Certain Officers and Directors

Pro Tech had an employment agreement with Keith Larkin, which was terminated on February 2, 1999. The agreement provided for a maximum annual salary of $90,000 with additional amounts added using the consumer price index as a minimum. Mr. Larkin was eligible for the maximum annual salary during a given year only if Pro Tech generated annual sales of at least $2,000,000 and pre-tax income equal to at least 20% of annual sales. Since we did not meet the minimum requirements during fiscal years ended October 31, 1999 or 2000; the two months ended December 31, 2000; or the fiscal year ended December 31, 2001, Pro Tech paid Mr. Larkin the compensation set forth in the preceding table.

Pro Tech has no set salary obligations to Mr. Larkin for his services for the current or future fiscal years. However, Mr. Larkin has agreed to assign to Pro Tech all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceives during his tenure as Chairman of the Board of Directors.

Pro Tech does not have a written employment agreement with Richard Hennessey.

Messrs. Larkin and Hennessey did not receive any additional compensation for serving as directors.

Compensation of Directors

No directors of Pro Tech have received any fees for serving as a director.

Stock Option Plans

On November 28, 2000, Pro Tech issued to its employees, options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vest as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28, 2003. The options expire on November 28, 2007.

On June 1, 2001, Pro Tech issued options to the Chairman to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance. In addition, on June 1, 2001 Pro Tech issued options to two other employees to purchase up to 400,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested or vest as follows:
160,000 immediately upon issuance; 120,000 on June 1, 2002; and 120,000 on June 1, 2003. In January 2002 employment of these two employees was terminated and, according to the option agreement, such granted options will expire in April 2002. The exercise prices of the options granted above were equal to the fair market value of the common stock on the grant dates and expire seven years from date of grant.

                2001 Aggregated Option and Warrant Exercises and
                   December 31, 2001 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the year ended December 31, 2001 and the unexercised options and warrants held and the value thereof at that date, by each of Mr. Larkin and Mr. Hennessey.


                                                               Number of Shares
                          Number of                               Underlying                 Value of Unexercised
                            Shares                           Unexercised Options             In-the-Money Options
                           Acquired                            and Warrants at                  And Warrants at
                              On            Value             December 31, 2001                December 31, 2001
                                                        -------------------------------------  ---------------------------------
       Name              Exercise (#)      Realized     Exercisable (#)     Unexercisable (#)     Exercisable      Unexercisable
--------------------     -------------   -------------  ---------------  --------------------  ---------------   ---------------
Keith Larkin                        -               -         540,000                     -       $     -           $    -

Richard Hennessey                   -               -         425,000               125,000       $     -           $    -



During the fiscal year ended October 31, 2000; the two months ended December 31, 2000; and the fiscal year ended December 31, 2001, neither Mr. Larkin nor Mr. Hennessey exercised any stock options. The fair market value of Pro Tech's common stock as of December 31, 2001 was less than the exercise price for both Mr. Larkin's and Mr. Hennessey's stock options. Accordingly, as of December 31, 2001, Mr. Larkin's and Mr. Hennessey's unexercised stock options had no value as indicated above.

1996 Stock Option Plan

On April 15, 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Plan provides for the grant of options to purchase up to an aggregate of 590,000 of authorized but unissued shares of common stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to officers, directors, consultants, and other persons rendering services to Pro Tech.

The purposes of the 1996 Plan are to provide incentive to employees, including officers, directors and consultants, to encourage such persons to remain in the employ of Pro Tech and to attract persons of experience and ability. The 1996 Plan terminates on April 15, 2002. The Board of Directors determined in 2000 that no further grants would be made under the 1996 Plan.

Options granted under the 1996 Plan may be either incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as incentive options. The exercise price of incentive options must be at least equal to the fair market value of the shares of common stock on the date of grant provided, however, that the exercise price of any incentive option granted to any person who, at the time of the grant of the option, owns stock aggregating 10% or more of the total combined voting power of Pro Tech or any parent or subsidiary of Pro Tech, must not be less than 110% of the fair market value.

On April 15, 1996, options to purchase 540,000 and 50,000 shares of common stock were granted to the then President and officers, respectively, at an exercise price of $0.50 per share. The exercise price was the fair value of a share of common stock at the date of the grant, which was determined from the price paid per share during Pro Tech's stock offering carried out in 1996. The stock options were exercisable upon the grant date, extending over a period of three years.

Prior to fiscal year 1998, Pro Tech received $25,000 upon issuance of 50,000 shares of common stock upon the exercise of 50,000 options by its officers. On April 13, 1999, the remaining 540,000 options issued to Pro Tech's previous President were extended for 2 years to April 15, 2001. Such options have expired.

1998 Stock Option Plan

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers and employees of and consultants to Pro Tech. The 1998 Plan originally authorized the issuance of options to purchase up to 500,000 shares of common stock and was increased to 2,000,000 shares of common stock on August 11, 2000. On August 4, 1998, options to purchase 200,000 and 100,000 shares were granted to officers and employees, respectively, at an exercise price of $0.375 per share. The exercise price was the fair market value of a share of common stock at the date of the grant. Of these, options to purchase 150,000 shares of common stock were granted to Richard Hennessey and vested as follows: 50,000 immediately, 50,000 on August 4, 1999 and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares of common stock were granted to Richard Hennessey at an exercise price of $0.38 per share. The exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire April 13, 2004.

On November 28, 2000, the Board of Directors authorized the issuance to Pro Tech employees of options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.4375 per share, the fair market value on the date of grant. Included in these grants was a grant to Mr. Hennessey to acquire 250,000 shares of common stock. The shares underlying Mr. Hennessey's stock option vest as follows: 25% (or 62,500 shares) on the date of grant and 25% on each of the first, second and third anniversaries of the date of grant. The options expire on November 28, 2007.

On June 1, 2001, the Board of Directors granted options to three employees of Pro Tech for the purchase of an aggregate of 940,000 shares of common stock, including an option to Mr. Larkin to acquire 540,000 shares. Mr. Larkin's options have an exercise price of $0.17 per share, the fair market value on the date of grant, and vest on the date of grant. The options expire on June 1, 2008.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

The following table sets forth information concerning the shares of common stock beneficially owned as of March 11, 2002 by each person who: (1) to the knowledge of Pro Tech, was the holder of 5% or more of the common stock of Pro Tech as of such date; (2) serves as a director of Pro Tech; (3) was among the five most highly compensated executive officers of Pro Tech (including Pro Tech's Chief Executive Officer) in the fiscal year ending December 31, 2001; and by all executive officers and directors of Pro Tech as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                           Amount and
                                           Nature of           Approximate
                                           Beneficial          Percentage
 Name of Beneficial Owner                  Ownership (1)       Of Class (1)
 --------------------------------------    --------------      -----------

 Keith Larkin                                  1,550,000  (2)        4.6%
 Richard Hennessey                               425,000  (3)        1.3%
 Michael J. Parrella                                   -  (4)           -
 Irene Lebovics                                        -  (4)           -
 Cy E. Hammond                                         -  (4)           -
 NCT Hearing Products, Inc.                   27,102,174  (5)       81.6%
 Carole Salkind                              129,462,019  (6)       79.6%
 Alpha Capital Aktiengesellschaft             11,672,374  (7)       26.0%
 Zakeni Limited                                3,351,941  (8)        9.2%
 All Executive Officers and Directors
    as a Group (7 persons)                     1,975,000             5.7%

----------------

(1) Assumes the exercise of currently exercisable options or warrants to purchase shares of common stock and the conversion of convertible securities. The percentage of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants currently exercisable by that person and converted the convertible securities held by that person, but that no other holder of options or warrants has exercised such options or warrants or converted such convertible securities.

(2) Includes 790,000 shares of common stock underlying stock options that are presently exercisable. 540,000 of such stock options are exercisable at $0.17 per share and expire on June 1, 2008; 250,000 of such stock options are exercisable at $0.06 per share and expire on February 1, 2009. Also includes 240,000 shares of common stock owned by The Seek Foundation, an organization described in Section 501(c)(3) of the Internal Revenue Code of 1954, as amended. The directors of such organization are Keith Larkin and his wife, Cynthia Larkin. Excludes 40,000 shares held by Westek Communications, a company controlled by Mr. Larkin's son and 400 shares held by Mr. Larkin's grandchildren, shares over which Mr. Larkin disclaims beneficial ownership.

(3) Includes  shares of common stock from stock option  agreements,  as follows:
(1) 300,000 shares of common stock underlying stock option agreements, all of which are presently exercisable (of such options, 50,000 expire on August 4, 2002, 50,000 expire on August 4, 2003 and 200,000 expire on August 13, 2004);
and (2) 250,000 shares of common stock underlying a stock option agreement, of which 125,000 are presently exercisable (the 250,000 options expire on November 28, 2007).

(4) Messrs. Parrella and Hammond, and Ms. Lebovics are officers of, and Mr. Parrella and Ms. Lebovics serve as directors of, NCT Group. NCT Hearing is a wholly-owned subsidiary of NCT Group. Messrs. Parrella and Hammond, and Ms. Lebovics are directors of NCT Hearing and disclaim beneficial ownership in respect of Pro Tech's common stock held by NCT Hearing.

(5) The address of NCT Hearing Products, Inc. is 20 Ketchum Street, Westport, Connecticut 06880. Mr. Parrella, Chairman of the Board of NCT Hearing Products, Inc., has voting and dispositive control over Pro Tech shares on behalf of NCT Hearing.

(6) Ms. Salkind's business address is c/o Sills, Cummis, Radin, Tishman, Epstein & Gross, One Riverfront Plaza, Newark, New Jersey 07102. Includes 119,326,272 shares issuable upon the exchange of convertible notes in aggregate principal amount of $8,608,416 and 1,802,414 shares for interest thereon through March 11, 2002, calculated at an exchange price of $0.14 on $2,535,469 of convertible secured notes and at an exchange price of $0.06 on the remaining aggregate principal of $6,072,947 of convertible notes. Also includes 8,333,333 shares deliverable to Ms. Salkind upon the exercise of a currently exercisable warrant, delivery of which shares would be an obligation of NCT Group.

(7) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of Pro Tech's shares on behalf of Alpha Capital. In addition to shares owned, includes shares of common stock that Alpha Capital has the right to acquire pursuant to the exercise of a currently exercisable warrant for 1,000,000 shares. Also includes shares of common stock that Alpha Capital has the right to acquire pursuant to its right to convert its 500 shares of our Series B Convertible Preferred Stock for our common stock plus accretion thereon at 4% per annum through March 11, 2002. Such conversion shares were determined using 80% of an assumed $0.06 price per share five-day average closing bid price of the 15-day trading period immediately preceding the assumed conversion.

(8) Includes shares of common stock that Zakeni Limited has the right to acquire pursuant to the exercise of a currently exercisable warrant for 2,250,000 shares. Also includes shares of common stock that Zakeni Limited has the right to acquire pursuant to its right to convert its 50 shares of Pro Tech Series A Convertible Preferred Stock for our common stock plus accretion thereon at 4% per annum through March 11, 2002. Such conversion shares were determined using 80% of an assumed $0.06 price per share five-day average closing bid price of the 15-day trading period immediately preceding the assumed conversion. The business address of Zakeni Limited is 620 Wilson Avenue, Suite 501, Toronto, Ontario, Canada MSK 1Z3. Sheldon Salcman, Vice President, has voting and dispositive control of Pro Tech's shares on behalf of Zakeni Limited.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 14.   Exhibits, Financial Statements Schedules and
           Reports on Form 8-K.

(a) (1) Financial Statements. The following financial statements are filed as part of this Form 10-K.

Independent Auditors' Report

Balance Sheets as of  October 31, 2000; December 31, 2000 and 2001

Statements of Operations for the years ended October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001

Statements of Stockholders' Equity for the years ended October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001

Statements of Cash Flows for the years ended October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001

Notes to Financial Statements

     (2)  Financial   Statements   Schedules-   Schedules  are  omitted  as  not
          applicable or not required

     (3)  Exhibits including those Incorporated by Reference.

    3(a) Amended and Restated Articles of Incorporation of Pro Tech, as adopted by Pro Tech and filed with the Department of State of the State of Florida on July 30, 2001, incorporated herein by reference to Exhibit 3(a) of Pro Tech's Form 10-Q filed on August 13, 2001.

    4(a) Warrant to purchase 1,000,000 shares of common stock of Pro Tech at a purchase price of $0.13 per share issued to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 4(a) of Pro Tech's Form 10-Q filed on August 13, 2001.

    10(a) *Stock Option,  dated November 28, 2000, issued by Pro Tech to Richard
          Hennessey, incorporated herein by reference to Exhibit 10(f) of Pro Tech's Form 10-K filed on March 30, 2001.

    10(b) *Stock Option, dated June 1, 2001, issued by Pro Tech to Keith Larkin, incorporated by reference to Exhibit 10(b) of Pro Tech's Form 10-Q filed on August 13, 2001.

    10(c) *Stock Option, dated June 1, 2001, issued by Pro Tech to Carl Cacarro, incorporated by reference to Exhibit 10(c) of Pro Tech's Form 10-Q filed on August 13, 2001.

    10(d) *Stock Option, dated June 1, 2001, issued by Pro Tech to Michael
          Naparstek, incorporated by reference to Exhibit 10(d) of Pro Tech's Form 10-Q filed on August 13, 2001.

    10(e) Shareholder's Agreement dated September 13, 2000 by and between Pro
          Tech and NCT Hearing Products, Inc., incorporated herein by reference to Exhibit 10(n) of Pro Tech's Form 10-K filed on February 14, 2001.

    10(f) Lease Agreement between Pro Tech and Fort Pierce Properties,
          LLC, dated October 17, 2000, for rental of space at Orange Blossom Mall, Ft. Pierce, FL, incorporated herein by reference to Exhibit 10(q) of Pro Tech's Form 10-Q filed on May 15, 2001.

    10(g) Amendment #1, dated January 26, 2001, to October 17, 2000
          Lease Agreement, incorporated herein by reference to Exhibit 10(r) of Pro Tech's Form 10-Q filed on May 15, 2001.

    10(h) Amendment #2, dated January 26, 2001, to October 17, 2000
          Lease Agreement, incorporated herein by reference to Exhibit 10(s) of Pro Tech's Form 10-Q filed on May 15, 2001.

    10(i) Securities and Purchase Agreement, dated July 30, 2001, among
          Pro Tech, NCT Group, Inc. and Alpha Capital
          Aktiengesellschaft, incorporated herein by reference to
          Exhibit 10(i) of Pro Tech's Form 10-Q filed on August 13, 2001.

    10(j) Registration Rights Agreement, dated July 30, 2001, among Pro
          Tech, NCT Group Inc. and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(j) of Pro Tech's Form 10-Q filed on August 13, 2001.

         * Denotes a management contract or compensatory plan or arrangement.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2002.

                          PRO TECH COMMUNICATIONS, INC.
                                  (Registrant)


                      By: /s/RICHARD HENNESSEY
                          --------------------------------------
                          Richard Hennessey, President

                      By: /s/DEBRA KIRVEN
                          -------------------------------------
                          Debra Kirven, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature                             Capacity             Date
  ---------------------------------- ------------------------ ------------------

  /s/RICHARD HENNESSEY               Director and President       March 19, 2002
  ----------------------------------
        Richard Hennessey

  /s/KEITH LARKIN                    Chairman of the Board        March 19, 2002
  ----------------------------------
        Keith Larkin

  /s/MICHAEL J. PARRELLA             Director                     March 19, 2002
  ----------------------------------
        Michael J. Parrella

  /s/CY E. HAMMOND                    Director                    March 19, 2002
  ----------------------------------
        Cy E. Hammond

  /s/IRENE LEBOVICS                   Director                    March 19, 2002
  ----------------------------------
        Irene Lebovics

                          Independent Auditors' Report


The Board of Directors
Pro Tech Communications, Inc.:


We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of October 31, 2000, December 31, 2000 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended October 31, 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001. These financial statements are the responsibility of Pro Tech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of October 31, 2000, December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
---------------------------------------------------
     Morgan, Jacoby, Thurn, Boyle & Associates, P.A.

Vero Beach, Florida
March 1, 2002


PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS                                                                October 31,           December 31,
                                                                            -------------   ------------------------------
                                                                                2000            2000             2001
                                                                            -------------   -------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $   1,070,408    $    776,381     $     46,881
     Accounts receivable, less allowance for doubtful accounts
        of $26,557; $28,131; and $24,784, respectively                            421,372         421,805          219,434
     Inventories, net of reserves (note 2)                                        558,860         650,588          945,744
     Due from officers and employees                                                  365             400            2,876
     Other current assets                                                          31,770           7,825            5,926
                                                                            -------------   -------------    -------------
                     Total current assets                                       2,082,775       1,856,999        1,220,861

Property and equipment, net (note 3)                                              278,805         271,090          758,530

Intangible assets, net of accumulated amortization of
     $77,655; $232,964; and $1,164,821, respectively                           16,229,837      16,074,528       15,142,671

Due from officer                                                                   56,824          57,206           59,670
Other assets                                                                        4,424           4,307            3,188
                                                                            -------------   -------------    -------------
                                                                            $  18,652,665    $ 18,264,130     $ 17,184,920
                                                                            =============   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $     216,807    $    168,750     $    546,917
     Accrued expenses (note 4)                                                    102,165         105,198          199,526
     Current portion of capital lease obligations (note 11)                         6,757           5,590           10,083
     Other liabilities (notes 5 and 10)                                           187,227         221,775          620,172
     Notes payable (note 6)                                                       150,000         150,000          173,299
                                                                            -------------   -------------    -------------
                     Total current liabilities                                    662,956         651,313        1,549,997

Capital lease obligations (note 11)                                                 3,687           3,115           36,021
                                                                            -------------   -------------    -------------

                     Total liabilities                                            666,643         654,428        1,586,018

Commitments (note 11)

Series B Redeemable Convertible Preferred stock, $.01 par value, $1,000 stated value, authorized, issued and outstanding 0; 0; and
     500 shares, respectively (note 7)                                                  -               -          633,438

Stockholders' equity (notes 8 and 9):
     Preferred stock, $.01 par value, authorized 998,000 shares, none
          issued and outstanding                                                        -               -                -
     Series A Convertible Preferred stock, $.01 par value, $1,000 stated value, authorized 1,500 shares, issued and outstanding
          1,500; 1,500; and 50 shares, respectively                             1,505,425       1,515,452           52,521
     Common stock, $.001 par value, authorized 40,000,000 shares, issued and outstanding 28,248,438; 28,248,438; and 33,200,311
          shares, respectively                                                     28,248          28,248           33,200
     Additional paid-in-capital                                                17,239,973      17,229,946       18,473,079
     Accumulated deficit                                                         (787,624)     (1,163,944)      (3,593,336)
                                                                            -------------   -------------    -------------
                     Total stockholders' equity                                17,986,022      17,609,702       14,965,464
                                                                            -------------   -------------    -------------
                                                                            $  18,652,665    $ 18,264,130     $ 17,184,920
                                                                            =============   =============    =============
The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
                                                                       For the Year         Two Months    For the Year
                                                                          Ended               Ended          Ended
                                                                        October 31,        December 31,   December 31,
                                                                -------------------------  ------------   ------------
                                                                   1999         2000          2000           2001
                                                                -----------  ------------  ------------   ------------
Net sales                                                       $ 1,090,551  $  1,562,484  $    307,902   $  2,175,306
Cost of goods sold                                                  414,931       623,555       113,920        860,277
                                                                -----------  ------------  ------------   ------------
        Gross profit                                                675,620       938,929       193,982      1,315,029
Selling, general and administrative                                 893,384     1,275,290       561,044      3,715,561
Provision for doubtful accounts                                       3,771         7,990         1,574          9,958
                                                                -----------  ------------  ------------   ------------
        Loss from operations                                       (221,535)     (344,351)     (368,636)    (2,410,490)
Other income (expense) :
    Interest income                                                  10,202         4,877           721          4,530
    Interest expense                                                 (1,021)      (36,592)       (9,434)       (24,792)
    Miscellaneous income                                                697         1,726         1,029          4,305
    Loss on disposal of fixed assets                                 (9,408)            -             -         (2,945)
                                                                -----------  ------------  ------------   ------------
        Loss before income taxes                                   (221,065)     (374,340)     (376,320)    (2,429,392)
Income tax expense (benefit)(note 9)                                      -             -             -              -
                                                                -----------  ------------  ------------   ------------
NET LOSS                                                        $  (221,065) $   (374,340) $   (376,320)  $ (2,429,392)
                                                                ===========  ============  ============   ============
Adjustments attributable to preferred stock (notes 7 and 8):
   Preferred stock beneficial conversion feature                $        -   $  3,569,000  $          -   $     79,190
   Preferred stock embedded dividend requirement                         -        375,000             -         62,661
   Preferred stock dividend (accretion)                                  -          5,425        10,027         24,085
                                                                -----------  ------------  ------------   ------------
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                             $  (221,065) $ (4,323,765) $   (386,347)  $ (2,595,328)
                                                                ===========  ============  ============   ============
Basic and diluted loss per share                                $     (0.05) $      (0.57) $      (0.01)  $      (0.08)
                                                                ===========  ============  ============   ============
Weighted average common shares outstanding -
   basic and diluted                                              4,254,000     7,537,855    28,248,438     32,281,034
                                                                ===========  ============  ============   ============

The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY  (note 8)


                                                Series A                                 Additional
                                                Preferred                Common            Paid in      Accumulated
                                                  Stock                  Stock             Capital        Deficit         Total
                                            ------------------   ---------------------  -------------  ------------  --------------
                                              Shares   Amount     Shares       Amount

Balance, October 31, 1998                        -   $      -     4,254,000  $  4,254   $  1,137,018   $  (192,219)      $ 949,053
Net loss                                         -          -             -         -              -      (221,065)       (221,065)
                                            ------------------   ---------------------  -------------  ------------  --------------
Balance, October 31, 1999                        -          -     4,254,000     4,254      1,137,018      (413,284)        727,988
Issue common stock under
  stock option plans (note 9)                    -          -        12,000        12          4,548             -           4,560
Issue common stock in exchange for certain
  intangible assets including 279,688
  shares issued as issuance costs, net of
  related issuance costs of $179,678             -          -    23,982,438    23,982     16,103,832             -      16,127,814
Sale of preferred stock                      1,500  1,500,000             -         -              -             -       1,500,000
Dividend on preferred stock                      -      5,425             -         -         (5,425)            -               -
Net loss                                         -          -             -         -              -      (374,340)       (374,340)
                                            ------------------   ---------------------  -------------  ------------  --------------
Balance, October 31, 2000                    1,500  1,505,425    28,248,438    28,248     17,239,973      (787,624)     17,986,022
Dividend on preferred stock                      -     10,027             -         -        (10,027)            -               -
Net loss                                         -          -             -         -              -      (376,320)       (376,320)
                                            ------------------   ---------------------  -------------  ------------  --------------
Balance, December 31, 2000                   1,500  1,515,452    28,248,438    28,248     17,229,946    (1,163,944)     17,609,702
Exchange/conversion of preferred stock      (1,450)(1,478,578)    4,951,873     4,952      1,473,626             -               -
Issuance costs on sale of Series B
  Preferred Stock (note 7)                       -          -             -         -        (81,408)            -         (81,408)
Redemption adjustment on Series B
   Preferred Stock (note 7)                      -          -             -         -       (125,000)            -        (125,000)
Dividend on preferred stock                      -     15,647             -         -        (24,085)            -          (8,438)
Net loss                                         -          -             -         -              -    (2,429,392)     (2,429,392)
                                            ------------------   ---------------------  -------------  ------------  --------------
Balance, December 31, 2001                      50   $ 52,521    33,200,311  $ 33,200   $ 18,473,079   $(3,593,336)   $ 14,965,464
                                            ==================   =====================  =============  ============  ==============

The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.                                              For the Year              For the         For the Year
STATEMENTS OF CASH FLOWS                                                      Ended              Two Months Ended       Ended
                                                                            October 31,            December 31,      December 31,
                                                                    --------------------------   ----------------    -------------
                                                                       1999           2000            2000                2001
                                                                    -----------    -----------   ----------------    -------------

Cash flows from operating activities:
    Net loss                                                        $ (221,065)    $ (374,340)   $      (376,320)    $  (2,429,392)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
      Depreciation and amortization                                     45,222        128,658            164,153         1,052,737
      Provision for doubtful accounts                                    3,771          7,990              1,574             9,958
      Loss on disposal of fixed assets                                   9,408              -                  -             2,945
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                     (9,459)      (223,439)            (2,007)          192,413
         Increase in inventories, net                                  (40,273)      (272,977)           (91,728)         (295,156)
         (Increase) decrease in due from officers and employees           (590)           852               (417)           (4,940)
         (Increase) decrease in other assets                           (17,519)         2,161             24,062             2,316
         Increase(decrease) in accounts payable                         63,724        116,703            (48,057)          378,167
         Increase (decrease) in accrued expenses                       (73,077)         1,777              8,235           101,876
         Increase in other liabilities                                       -        101,057            115,516           403,599
                                                                    -----------    -----------   ----------------    -------------
            Net cash used in operating activities                   $ (239,858)    $ (511,558)   $      (204,989)    $    (585,477)
                                                                    -----------    -----------   ----------------    -------------
Cash flows from investing activities:
    Capital expenditures                                               (49,482)      (130,152)            (1,129)         (543,702)
    Proceeds on sale of fixed asset                                          -              -                  -               350
    Proceeds on maturity of short-term investments                     254,545              -                  -                 -
                                                                    -----------    -----------   ----------------    -------------
            Net cash provided by (used in) investing activities     $  205,063     $ (130,152)   $        (1,129)    $    (543,352)
                                                                    -----------    -----------   ----------------    -------------
Cash flows from financing activities:
    Proceeds from:
      Notes payable                                                          -        536,145                  -                 -
      Sale of preferred stock (net) (notes 7 and 8)                          -      1,020,347                  -           500,000
      Sale of common stock (net)                                             -          4,560                  -                 -
    Payment made on:
      Notes payable                                                          -              -            (86,170)             (797)
      Issuance/conversion costs on preferred stock                           -              -                  -           (81,408)
      Capital lease obligations                                         (3,574)        (9,362)            (1,739)          (18,466)
                                                                    -----------    -----------   ----------------    -------------
            Net cash (used in) provided by financing activities     $   (3,574)    $ 1,551,690   $       (87,909)    $     399,329
                                                                    -----------    -----------   ----------------    -------------
Net (decrease) increase in cash and cash equivalents                $  (38,369)    $  909,980    $      (294,027)    $    (729,500)
Cash and cash equivalents - beginning of period                        198,797        160,428          1,070,408           776,381
                                                                    -----------    -----------   ----------------    -------------
Cash and cash equivalents - end of period                           $  160,428     $ 1,070,408   $       776,381     $      46,881
                                                                    ===========    ===========   ================    =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for Interest                           $    1,021     $   36,592    $         2,072     $      10,883
                                                                    ===========    ===========   ================      ===========

Supplemental disclosures of non-cash investing and financing activities:

During the year ended October 31, 1999; the year ended October 31, 2000; and the year ended December 31, 2001, Pro Tech acquired assets under capital leases for $20,471, $2,909, and $55,865 respectively.
During the year ended December 31, 2001, Pro Tech acquired an asset under a loan for $11,346.
During the year ended October 31, 2000, Pro Tech acquired licenses and patent rights through issuance of 23,982,438 shares of common stock valued at $16,307,492.
During the year ended October 31, 2000, Pro Tech issued Series A Convertible
     Preferred Stock in exchange for the satisfaction of notes payable amounting to $299,975.
During the year ended October 31, 2000; the two months ended December 31, 2000;
    and the year ended December 31, 2001, Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital for a 4% dividend totaling
    $5,425; $10,027; and $24,085, respectively.

The accompanying notes are an integral part of the financial statements.


                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

(1)  Organization and Summary of Significant Accounting Policies

    (a)    Organization

          Pro Tech Communications, Inc., herein referred to as "Pro Tech," "we," or "our," was organized and incorporated under the laws of the State of Florida for the purpose of designing, developing, producing and marketing lightweight telephone headsets. We presently manufacture and market headsets primarily for fast food companies and other large quantity users of headset systems. We are in the process of completing the development of several designs for the telephone user market, which includes telephone operating companies, government agencies and business offices. Our business strategy is to offer lightweight headsets with design emphasis on performance and durability at a cost below that of our competitors.

          As a result of the issuance of common stock on September 13, 2000 (see note 8 - Capital Stock), Pro Tech became a subsidiary of NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT." As of December 31, 2001, NCT Hearing owned approximately 81.6% of the outstanding common stock of Pro Tech.

          On December 28, 2000, we decided to change our year-end to conform with NCT, which is December 31. Accordingly, we reported on the two-month transition period in our Form 10-K as of December 31, 2000 and the current Form 10-K represents the first full twelve months ended as of December 31, 2001.

    (b)    Cash and Cash Equivalents

          Pro Tech considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    (c)    Inventory

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

    (d)    Revenue and Cost Recognition

          Pro Tech recognizes revenues as products are shipped. Generally, each headset, depending on the model, is sold with a warranty ranging from 90 days to two years. We provide, by a current charge to income, an amount we estimate that will be needed to cover future warranty obligations for products sold with a warranty during the year. The accrued liability for warranty costs is included in accrued expenses in the balance sheet.

    (e)    Property and Equipment

          Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 3-10 years. Repair and maintenance costs are charged to expense when incurred.

    (f)    Intangible Assets

          Intangible assets consist of licensing rights of certain technologies acquired from NCT Hearing through the issuance of common stock (see note 8 - Capital Stock). Amortization is computed using the straight-line method over the estimated useful lives of the assets of
          17.5 years. Intangible assets are periodically reviewed for impairments (see note 1 (o)) where the fair value is less than the carrying value. Amortization expense was $77,655 for the year ended October 31, 2000; $155,309 for the two months ended December 31, 2000; and $932,857 for the year ended December 31, 2001.

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

    (h)    Advertising

          The costs of advertising, promotion and marketing programs are charged to operations in the year incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs were $98,738 and $54,424 for the years ended October 31, 1999 and 2000; $5,088 for the two months ended December 31, 2000; and $42,242 for the year ended December 31, 2001.

    (i)    Research and Development

          Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amounts charged to expense were $70,809 and $41,554 for the years ended October 31, 1999 and 2000; $11,517 for the two months ended December 31, 2000; and $71,097 for the year ended December 31, 2001.

    (j)    Fair Value of Financial Instruments

          The estimated fair value of Pro Tech's cash and cash equivalents, accounts receivable and current liabilities approximate the carrying amount due to the short-term nature of such financial instruments.

    (k)    Use of Estimates

          The preparation of Pro Tech's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from those estimates.

    (l)    Reclassifications

          We have reclassified some amounts in prior period financial statements to comform to the current period's presentation.

    (m)    Loss Per Common Share

          Pro Tech reports loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive (see note 8 - Capital Stock). However, when preferred stock will be convertible to common stock at a conversion rate that is at a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. We have reflected such beneficial conversion feature as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders.

    (n)    Stock Options

          Pro Tech has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

    (o)    Long-Lived Assets

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ending October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001.

    (p)    Concentrations of Credit Risk

          Financial instruments, which potentially subject Pro Tech to concentration of credit risk, consist of cash and cash equivalents and trade receivables. We maintain cash and cash equivalents in accounts with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limit. As of December 31, 2001, our cash and cash equivalent balances did not exceed the FDIC insurance limit. Pro Tech has not experienced any losses on such accounts and does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

          We sell our products and services to distributors and end users in various industries worldwide. We regularly assess the realizability of accounts receivable and take into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. We do not require collateral or other security to support customer receivables.

          Pro Tech is currently outsourcing all components from several Far East suppliers who build each component to our specifications. An interruption in the supply of a component for which we are unable to readily procure a substitute source of supply could temporarily result in Pro Tech's inability to deliver products on a timely basis, which in turn could adversely affect our operations. To date, Pro Tech has not experienced any shortages of supplies; however, during 2001, we experienced a temporary quality control issue with one supplier that required us to obtain alternative means and, in effect, double up on that portion of our inventory to cover the anticipated returns under warranty.

    (q)    Recent Accounting Standards

          In August 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions are to be applied prospectively. Management does not anticipate that adoption of SFAS 144 will have a material impact on our financial position or results of operations as we have not disposed of, and do not anticipate disposing of, a segment of the business.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management does not anticipate that adoption of SFAS 143 will have a material impact on our financial position or results of operations as we currently do not have any asset retirement obligations.

          In July 2001, the FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS 141 did not have a significant impact on our financial statements. Management does anticipate that we will have an impairment on our Intangible Asset with the adoption of SFAS 142; however, we are currently still evaluating the factors involved in determining that impairment.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -a Replacement of FASB Statement No. 125." SFAS 140
          revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. The application of SFAS 140 has not had a material impact on the business, results of operations or financial condition of Pro Tech. We follow the provisions of SFAS 140 to account for our factoring agreement discussed in note 10 - Factoring Agreement.

          In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133." SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 and SFAS 138 on January 1, 2001 did not have a material impact on our financial statements as we currently do not use derivative instruments.

    (r)    Liquidity

          Pro Tech has incurred recurring losses from operations since its inception, aggregating $3,593,336 through December 31, 2001. These losses, which include the cost for development of products for commercial use, have been funded primarily from product sales and the sale of common stock and preferred stock convertible into common stock.

          In addition, Pro Tech had negative working capital of $329,126 at December 31, 2001, including the amount due to the parent and other affiliated companies of $556,142. Pro Tech has taken steps to reduce its working capital requirements. These steps include the reorganization of the call center operations, the reduction of workforce levels in all areas of the products operations, and the institution of tighter controls over all expenditures.

          As a result of the restructuring that Pro Tech has put into place (see note 17 - Subsequent Events), management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements for the next 12 months, provided the parent and other affiliated companies do not require immediate payment on the amounts outstanding.

(2)      Inventory

Inventory consisted of the following:

                        October 31,                  December 31,
                                            ------------------------------------
                          2000                    2000                2001
                     ------------------     -----------------   ----------------
Finished goods              $ 300,747          $ 322,411           $ 609,852
Raw materials                 180,347            178,540             273,202
Work in progress               77,766            149,637              62,690
                     ------------------     -----------------   ----------------
Total Inventory             $ 558,860          $ 650,588           $ 945,744
                     ==================     =================   ================

(3)      Property and Equipment, Net

The following is a summary of property and equipment:




                                       October 31,                  December 31,
                                                       -------------------------------------
                                          2000               2000                2001
                                     ----------------  -----------------   -----------------

Production molds                            $ 295,621           $ 296,583          $ 454,331
Office equipment                               66,918              67,068            145,546
Production equipment                           36,049              36,067             39,140
Leased equipment                               23,380              23,380             79,235
Leasehold improvements                         29,577              29,577            329,626
Vehicles                                        3,573               3,573             12,414
Marketing displays                             16,160              16,160             16,160
                                      ----------------    -----------------    ----------------
    Total cost                                471,278             472,408          1,076,452
Less accumulated depreciation
  and amortization                            192,473             201,318            317,922
                                      ----------------    -----------------    ----------------
Total Property and equipment, net           $ 278,805           $ 271,090          $ 758,530
                                      ================    =================    ================



Total depreciation and amortization expense, with respect to property and equipment, was $45,067, $51,546, $8,844 and $120,194 for the years ended October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001, respectively.

(4)      Accrued Expenses

Accrued expenses consisted of the following:


                                 October 31,                December 31,
                                                  -----------------------------
                                    2000                2000            2001
                               ----------------   -------------   -------------
Accrued warranty expense              $ 78,879       $  74,753        $  96,391
Accrued payroll and vacation            12,531          20,329           69,554
Other accrued expenses                  10,755          10,116           33,581
                               ----------------   -------------   -------------
Total Accrued expenses               $ 102,165       $ 105,198        $ 199,526
                               ================   =============   =============

(5)      Other Liabilities

Other liabilities consisted of the following:


                                     October 31,                 December 31,
                                                      -------------------------------------
                                         2000               2000                2001
                                   -----------------  -----------------   -----------------

Due to NCT (see note 14)                  $ 101,057          $ 216,573           $ 195,298
Due to NCT Hearing (see note 14)                  -                  -             325,733
Due to NCT Europe (see note 14)                   -                  -              35,111
Due to Factor (see note 10)                  86,170              5,202              64,030
                                   -----------------  -----------------   -----------------
Total Other liabilities                   $ 187,227          $ 221,775           $ 620,172
                                   =================  =================   =================


(6)      Notes Payable

On March 27, 2000, Pro Tech received a loan of $150,000 from a stockholder. The loan matured on March 27, 2001 and bore interest at 8.5% per annum, payable at maturity. On the maturity date, Pro Tech was allowed to roll this note into a new note which included the original principal amount plus accrued interest to date. This $162,750 note matures on March 27, 2002 and bears interest at 8.5% per annum, payable at maturity.

On May 13, 2001, Pro Tech received a bank loan of $11,346. The loan provides for payments of $245, including interest at prime plus 2.3% (7.05% at December 31, 2001), through May 13, 2006. The loan is secured by a vehicle with a net book value of $9,800. As of December 31, 2001, the balance outstanding was $10,549 and future maturities are: 2002, $1,938; 2003, $2,150; 2004, $2,385; 2005,
$2,646; and 2006 $1,430.

(7)      Series B Redeemable Convertible Preferred Stock

On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $419,000 in cash, net of fees and expenses, in exchange for the Preferred Stock-B. The Preferred Stock-B has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. The conversion rate into Pro Tech common stock is the lesser of:
(i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five-day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%; or (ii) $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In accordance with Emerging Issues Task Force 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the Preferred Stock-B issuance. This entry was a reduction to the outstanding balance of the preferred stock and an increase to additional paid in capital. The beneficial conversion feature is to be recognized as an increase to preferred stock and a decrease to additional paid in capital over the period from the date of issuance to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). As of December 31, 2001 we recognized $79,190 of beneficial conversion. This amount is included in the calculation of net loss attributable to common stockholders on the statements of operations for the year ended December 31, 2001.

For purposes of determining net loss attributable to common stockholders, we calculated the difference between the carrying amount and the redemption amount of the Preferred Stock-B. Using a cumulative dividend of four percent (4%) per annum on the stated value, which is payable upon conversion in either cash or common stock, the total dividends on the Preferred Stock-B was $8,438 for the year ended December 31, 2001.

We have classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, at December 31, 2001, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applies and mandates treatment of the shares as temporary equity.

The Preferred Stock-B is carried on our balance sheet as of December 31, 2001 at $633,438, the redemption value, which is comprised of 125% of the stated value of $500,000; plus the accrued accretion of $8,438.

(8)      Capital Stock

On August 11, 2000, Pro Tech's shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 40,000,000 and to authorize the creation of 1,000,000 shares of non-voting, blank check preferred stock.

Series A Convertible Preferred Stock

On August 14, 2000, Pro Tech's Board of Directors designated the Series A Convertible Preferred Stock (Preferred Stock-A) with 1,500 authorized shares, a par value of $0.01 per share, and a stated value of $1,000 per share. On September 29, 2000, Pro Tech entered into an agreement to issue 1,500 shares of Preferred Stock-A for $1,500,000. We received $1,200,025 cash and satisfied $299,975 of notes payable in exchange for the Preferred Stock-A. The Preferred Stock-A has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-A may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. Each share of stock is convertible into Pro Tech's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days, less a discount of 20%; or a fixed price of $0.50. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $375,000 in connection with the Preferred Stock-A issuance. Because these shares were convertible immediately upon issuance, we recognized the entire beneficial conversion amount on the date of issuance. This amount is included in the calculation of net loss attributable to common stockholders on the statements of operations for the year ended October 31, 2000.

Pro Tech, at its option, may redeem up to $500,000 of the Preferred Stock-A if the closing bid price of Pro Tech's common stock is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% dividend. The stock may be redeemed at the holders' option if two-thirds of all preferred stockholders require such redemption upon certain events of noncompliance with the terms of the Series A Preferred Stock Purchase Agreement or Registration Rights Agreement. Any outstanding shares will be mandatorily converted on March 31, 2005.

For purposes of determining net loss attributable to common stockholders, we calculated the difference between the carrying amount and the redemption amount of the Preferred Stock-A. Using a cumulative dividend of four percent (4%) per annum on the stated value, which is payable upon conversion in either cash or common stock, the total dividends on the Preferred Stock-A was $5,425; $10,027; and $15,647 for the year ended October 31, 2000; the two months ended December 31, 2000; and the year ended December 31, 2001, respectively.

During the year ended December 31, 2001, 1,162 shares of Preferred Stock-A were converted into 4,951,873 shares of our common stock and 288 shares were exchanged into 2,975,978 shares of common stock of NCT.

Common Stock

On September 12, 2000, Pro Tech acquired licensing rights for certain technologies from NCT Hearing Products, Inc. in consideration of the issuance of 23,982,438 shares of common stock, including 279,688 shares of common stock for costs of issuance. The intangible assets received in the exchange were valued at the fair value of our stock, which was $16,307,492.

At October 31, 2000, December 31, 2000 and December 31, 2001, $4,000 was held in escrow for the benefit of Pro Tech pending completion of the subscription agreements by two investors for 4,000 shares of common stock each. These receivables are netted against additional paid-in capital.

The number of shares of common stock required to be reserved for was 89.1 million at December 31, 2001. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants. In addition, the required reserve includes approximately 65.5 million shares for the exchange of $6,223,132 worth of NCT notes payable, plus accrued interest, into Pro Tech common stock. These notes give the holder the right, among other rights, to exchange such notes into Pro Tech common stock at prices ranging from $0.06 to $0.14 per share.

Common stock issued and required to be reserved for issuance exceeded the number of shares authorized at December 31, 2001. Pro Tech plans to request authorization for additional shares of common stock at the next stockholders' meeting.

Warrants

In connection with the Preferred Series-A, we provided warrants to purchase 4,500,000 shares of Pro Tech's common stock. The warrants are exercisable at $0.50 per share and expire on October 28, 2003. We have the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: (1) one-third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.68 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two-thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.94 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $1.135 per share and the average daily trading volume during such period is at least 150,000 shares.

We estimated the fair value of this warrant to be approximately $3,569,000, using the following assumptions in applying the Black-Scholes valuation method: dividend yield of 0%; risk-free interest rate of 5.97%, volatility of 100%, and an expected life of three years. The $3,569,000 is included in the calculation of net loss attributable to common stockholders on the statements of operations for the year ended October 31, 2000.

In connection with the Preferred Series-B, we issued a warrant to purchase 1,000,000 shares of our common stock. The warrant is exercisable at $0.13 per share and expires on July 30, 2004. We have the right to require the warrant holder to exercise upon a call by Pro Tech under the following conditions: (1) one-third of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two-thirds of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) the entire warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during such period is at least 150,000 shares.

We estimated the fair value of this warrant to be approximately $63,000, using the following assumptions in applying the Black-Scholes valuation method: dividend yield of 0%; risk-free interest rates of 4.25%, volatility of 100%, and an expected life of three years. The $63,000 is included in the calculation of net loss attributable to common stockholders on the statements of operations for the year ended December 31, 2001.

The following table summarizes warrants to purchase common stock during the years ended October 31, 2000 (no warrants were outstanding during the year ended October 31, 1999), during the two months ended December 31, 2000 and during the year ended December 31, 2001:



                                   October 31, 2000                December 31, 2000               December 31, 2001
                           ------------------------------  ------------------------------   --------------------------------
                                               Weighted                        Weighted                         Weighted
                                               Average                         Average                          Average
                                               Exercise                        Exercise                         Exercise
                              Shares            Price          Shares           Price          Shares            Price
                           -------------  ---------------  -------------   --------------   -------------  -----------------

Warrants outstanding
     beginning of period              -     $          -      4,500,000      $     0.500       4,500,000       $      0.500
Warrants granted              4,500,000            0.500              -                -       1,000,000              0.130
Warrants terminated                   -                -              -                -               -                  -
                           -------------  ---------------  -------------   --------------   -------------  -----------------
Warrants outstanding
     end of period            4,500,000     $      0.500      4,500,000      $     0.500       5,500,000       $      0.433
                           =============  ===============  =============   ==============   =============  =================



As of December 31, 2001, the outstanding warrants have exercise prices ranging from $0.13 to $0.50 and a weighted average remaining contractual life of approximately 2 years.

(9)      Stock Option Plans

On April 15, 1996, the Board of Directors adopted the 1996 Stock Option Plan, for the benefit of directors, officers and employees of and consultants to Pro Tech. The 1996 Plan authorized the issuance of up to 590,000 shares of common stock. On April 15, 1996, 540,000 and 50,000 shares were granted to the President and officers, respectively, at an exercise price of $0.50 per share. The exercise price was the fair value of a share of common stock at the date of the grant. On April 13, 1999, the original expiration date of the options, the remaining 540,000 options were extended to April 15, 2001, at which point they expired. The 1996 Plan terminates on April 15, 2002. The Board of Directors determined in 2000 that no further grants would be made under the 1996 Plan.

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers and employees of and consultants to Pro Tech. This plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2,000,000 shares of common stock on August 11, 2000. On August 4, 1998, 200,000 and 100,000 shares were granted to officers and employees, respectively, at an exercise price of $0.375 per share. The exercise price was the fair market value of a share of common stock at the date of the grant. Of these, options to purchase 150,000 shares of common stock were granted to Richard Hennessey and vested as follows: 50,000 immediately; 50,000 on August 4, 1999; and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

Of the 300,000 options granted on August 4, 1998, 12,000 were exercised during March and April 2000, total proceeds received by Pro Tech amounted to $4,560, 188,000 options expired during the year ended December 31, 2001 and 100,000 remain outstanding and exercisable.

On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted an officer at an exercise price of $0.38 per share. The exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire on April 13, 2004.

On November 28, 2000, Pro Tech issued options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vest as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28, 2003. The options expire on November 28, 2007.

On June 1, 2001, Pro Tech issued options to the Chief Executive Officer to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance. In addition, on June 1, 2001 Pro Tech issued options to two other employees to purchase up to 400,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested or vest as follows: 160,000 immediately upon issuance; 120,000 on June 1, 2002; and 120,000 on June 1, 2003. In January 2002 employment of these two employees was terminated and, according to the option agreement, such granted options will expire in April 2002. The exercise prices of the options granted above were equal to the fair market value of the common stock on the grant dates and expire seven years from date of grant.

The following table summarizes stock option activity for the years ended October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001:



                                            October 31, 1999                     October 31, 2000
                                    ----------------------------------  ------------------------------------
                                                        Weighted                              Weighted
                                                        Average                               Average
                                                        Exercise                              Exercise
                                       Shares            Price              Shares             Price
                                    -------------  -------------------  ---------------  -------------------

Option outstanding,
     beginning of the period             840,000              $ 0.455        1,040,000              $ 0.441
Options granted                          200,000                0.380                -                    -
Options exercised                              -                    -          (12,000)              (0.380)
Options expired                                -                    -                -                    -
                                    -------------  -------------------  ---------------  -------------------
Options outstanding,
     end of period                     1,040,000              $ 0.441        1,028,000              $ 0.442
                                    =============  ===================  ===============  ===================
Options exercisable,
     end of period                       890,000              $ 0.451          978,000              $ 0.445
                                    =============  ===================  ===============  ===================


                                            December 31, 2000                    December 31, 2001
                                    ----------------------------------  ------------------------------------
                                                        Weighted                              Weighted
                                                        Average                               Average
                                                        Exercise                              Exercise
                                       Shares            Price              Shares             Price
                                    -------------  -------------------  ---------------  -------------------
Option outstanding,
     beginning of the period           1,028,000              $ 0.442        1,528,000              $ 0.440
Options granted                          500,000                0.438          940,000                0.170
Options exercised                              -                    -                -                    -
Options expired                                -                    -         (728,000)              (0.468)
                                    -------------  -------------------  ---------------  -------------------
Options outstanding,
     end of period                     1,528,000              $ 0.440        1,740,000              $ 0.283
                                    =============  ===================  ===============  ===================
Options exercisable,
     end of period                     1,103,000              $ 0.444        1,187,500              $ 0.265
                                    =============  ===================  ===============  ===================




As of December 31, 2000,  Pro Tech's  outstanding  stock  options have  exercise
prices  ranging  from  $0.17  to  $0.4375  and  a  weighted  average   remaining
contractual life of approximately 5.5 years.

No compensation expense was recorded during the years ended October 31, 1999 and 2000; during the two months ended December 31, 2000; and during the year ended December 31, 2001 for the options issued to officers and employees, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of SFAS 123, the net loss and loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:



                              October 31,                           December 31,
                           -------------------------------------  -------------------------------------
                                 1999                2000               2000                2001
                           ------------------  -----------------  -----------------   -----------------

Net loss:
     As reported                  $ (221,065)      $ (4,323,765)        $ (386,347)       $ (2,595,328)
                           ==================  =================  =================   =================
     Pro forma                    $ (369,295)      $ (4,341,632)        $ (443,642)       $ (2,784,121)
                           ==================  =================  =================   =================
Loss per common share:
     As reported                  $    (0.05)      $      (0.57)        $    (0.01)       $      (0.08)
                           ==================  =================  =================   =================
     Pro forma                    $    (0.09)      $      (0.58)        $    (0.02)       $      (0.09)
                           ==================  =================  =================   =================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended October 31, 1999: dividend yield of 0%; expected volatility of 141%; risk-free interest rate of 5.76%; and expected lives ranging from three to five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the two months ended December 31, 2000: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.54%; and expected lives ranging from four to seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the year ended December 31, 2001: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 4.25%; and expected lives ranging from five to seven years.

(10)     Factoring Agreement and Financing Arrangement

On December 22, 1999, Pro Tech entered into a short-term factoring arrangement providing for advances of up to $300,000, based on 80% of selected accounts receivable factored under the agreement on a recourse basis. We were charged a factoring fee of 1% on each advance, plus 2% per month on advances outstanding. In addition, the minimum fee charged per month was 1% of the total factoring plan, or $3,000, during the life of the agreement, which was for six months and automatically renewable for additional six-month terms, unless terminated by Pro Tech with 30 days notice. Obligations under this agreement were collateralized by all of our accounts receivable, inventory, and equipment. This agreement was terminated in December 2000.

At October 31, 2000, accounts receivable factored under this agreement and still outstanding were $103,223, of which, $86,170 had been received under the borrowing arrangement and was classified as Other Liabilities in the accompanying balance sheet. At December 31, 2000, accounts receivable factored under this agreement and still outstanding were $15,279, no borrowings were outstanding, and amounts payable to the finance company representing accrued fees totaled $5,202. Total fees incurred under this arrangement amounted to $25,167 and $6,991 during the year ended October 31, 2000 and for the two months ended December 31, 2000, respectively, and are classified as interest expense in the accompanying statements of operations.

On March 26, 2001, Pro Tech entered into a factoring agreement with Goodman Factors, Inc., referred to as "Goodman." We are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to eighty-five percent (85%) of these factored receivables, less a factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.75% at December 31, 2001. In addition, at December 31, 2001 we had $10,402 in reserve at Goodman representing not less than fifteen percent (15%) of the aggregate unpaid gross amount of all outstanding accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman may charge an additional commitment fee, as described in the agreement. As of December 31, 2001, no such fees were required. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

At December 31, 2001, accounts receivable factored under this agreement and still outstanding were $74,432, of which, $64,030 had been received under the factoring agreement, under the recourse provisions, and is included in Other Liabilities (see note 5 - Other Liabilities). Total fees incurred under this arrangement amounted to $13,008 during the year ended December 31, 2001. Interest expense incurred under this arrangement amounted to $5,901 during the year ended December 31, 2001.

(11)      Commitments

Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of December 31, 2001 are:



Year ended December 31                               Capital Leases           Operating Leases
----------------------
                                                    ------------------        -----------------

     2002                                                    $ 14,594                $  93,469
     2003                                                      11,937                   99,942
     2004                                                      11,748                   95,924
     2005                                                      11,748                   96,563
     2006                                                       8,513                   16,184
                                                    ------------------        -----------------
Total minimum lease payments                                   58,540                $ 402,082
                                                                              =================
Less amount representing interest                              12,436
                                                    ------------------
Present value of net minimum capital
    lease payments                                             46,104
Less current installments                                      10,083
                                                    ------------------
Obligations under capital leases, excluding
   current installments                                      $ 36,021
                                                    ==================


Rent expense under lease agreements totaled $32,559, $41,696, $6,421 and $127,099 for the years ended October 31, 1999 and 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001, respectively.

(12)       Income Taxes

There was no provision for income taxes for the years ended October 31, 1999 and 2000, for the two months ended December 31, 2000, nor for the year ended December 31, 2001 due to operating losses incurred.

The tax benefit differs from the "expected" amount computed by applying the U.S. federal corporate income tax rate of 34% to loss before income taxes as follows:


                                                                                 For the two           For the year
                                                 For the year ended             months ended               ended
                                                    October 31,                  December 31,           December 31,
                                           -------------------------------
                                               1999             2000                2000                   2001
                                           --------------  ---------------  ----------------------  --------------------

Computed "expected" tax benefit                $ (75,162)      $ (127,276)         $     (127,949)        $    (825,993)
Increase in income tax resulting from:
     Net operating loss not
       currently utilizable                       75,016          127,276                 127,949               825,582
     Other nondeductible expenses                    146                -                       -                   411
                                           --------------  ---------------  ----------------------  --------------------
                                               $       -       $        -          $            -         $           -
                                           ==============  ===============  ======================  ====================



The exercise of stock options during the years ended October 31, 1997 and 2000, which had been granted under Pro Tech's 1996 and 1998 Stock Option Plans (see note 9 - Stock Option Plans), gave rise to compensation totaling $225,000 and $8,952, respectively, that is includable in the taxable income of the employees and deductible by Pro Tech for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of Pro Tech's common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with APB 25, such compensation was not recognized as an expense for financial reporting purposes. The related tax benefits will be reflected as contributions to additional paid-in capital in the periods in which the compensation deduction is utilized by Pro Tech and, in accordance with APB 25 and Statement 109, such compensation deductions are not considered to be temporary differences. Such deductions have not been utilized by Pro Tech due to the net operating losses generated during the years ended October 31, 1999 and 2000; the two months ended December 31, 2000; and the year ended December 31, 2001.

Pro Tech has net operating loss carryforwards for federal and state income tax purposes amounting to $4,216,000 and $4,292,000, respectively, which expire through the year 2021. In accordance with Internal Revenue Code Section 382, Pro Tech's net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing, as discussed in note 8 - Capital Stock.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Pro Tech's deferred tax assets and liabilities are as follows:


                                                    October 31,     December 31,     December 31,
                                                       2000             2000             2001
                                                   --------------  ---------------  ----------------
Accounts receivable principally due to
   allowance for doubtful accounts                   $     5,200     $      5,500     $       4,900
Accrued warranty expense                                  15,400           14,700            19,000
Net operating loss carryforwards                         124,900          199,200           787,600
Contribution carryforwards                                   500              500               500
                                                   --------------  ---------------  ----------------
                                                         146,000          219,900           812,000
Less valuation allowance                                 139,200          188,200           755,700
                                                   --------------  ---------------  ----------------
Total deferred tax assets                                  6,800           31,700            56,300
                                                   --------------  ---------------  ----------------

Property and equipment principally due to
   differences in depreciaton                              6,800            6,400               300
Intellectual property principally due to
    differences in amortization                                -           25,300            56,000
                                                   --------------  ---------------  ----------------
Total deferred tax liabilities                             6,800           31,700            56,300
                                                   --------------  ---------------  ----------------
Net deferred taxes                                   $         -     $          -     $           -
                                                   ==============  ===============  ================

(13)       Business Segment Information

During 2001, management identified two new business segments that we have added to our business focus. These two new identifiable business segments are: (1) the Telecommunications Systems Integration Business Segment; and (2) the Call Center Operations Business Segment. At December 31, 2001 neither of these segments is deemed to be reportable segments in accordance with SFAS 131. Prior to establishment of these two new business segments, we were predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as the Product Business Segment. We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below operating income). Pro Tech does not track or assign assets to individual business segments. Likewise, depreciation expense and capital additions are also not tracked by business segments.

No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.

Business segment data is as follows:


                                                                                  Segment
                                                       ---------------------------------------------------------------
                                                                           Telecom
                                                           Product         Systems      Call Center       Total
                                                          Business       Integration    Operations       Segments
                                                       ---------------------------------------------------------------

For the year ended October 31, 1999:
   Sales to external  customers                        $  1,090,551                -             -       $  1,090,551
    Loss from operations                               $   (221,535)               -             -       $   (221,535)

For the year ended October 31, 2000:
   Sales to external  customers                        $  1,562,484                -             -       $  1,562,484
    Loss from operations                               $   (344,351)               -             -       $   (344,351)

For the two months ended December 31, 2000:
   Sales to external  customers                        $    307,902                -             -       $    307,902
    Loss from operations                               $   (368,636)               -             -       $   (368,636)

For the year ended December 31, 2001:
   Sales to external  customers                        $  2,001,348           99,376        74,582       $  2,175,306
    Loss from operations                               $ (2,222,216)         (51,916)     (136,358)      $ (2,410,490)



Pro Tech is divided into the following three business segments:

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

The Call Center Operations Business Segment: During 2001, we launched the Call Center Operations Business. We have the expertise needed to develop and launch, and the ability to sell and support, a specialized niche of the medical market. We have adopted and installed the latest customer relationship management technologies and strategies in order to achieve business segment objectives. As of December 21, 2001, we have suspended operations in the Call Center Operations Business due to poor performing contracts. We have reorganized this business segment and intend to resume operations by the third quarter of 2002 (see note 17 - Subsequent Events).

(14)     Related Party Transactions

During fiscal year 1996, Pro Tech loaned $28,882 to its Chairman. Outstanding principal and interest, at 5% per annum, are due August 2, 2003. During the year ended October 31, 1998, Pro Tech loaned an additional $3,650 to its Chairman, which is due October 31, 2002, with interest at 5% per annum. On October 19, 2001, the outstanding balance from the 1996 loan and the outstanding balance from the 1998 loan were combined into one loan. The new loan included an additional amount of $10,594 loaned to the Chairman. Outstanding principal and interest, at 5% per annum, are due October 19, 2003. Outstanding principal and interest amounted to $56,824; $57,206; and $59,670 as of October 31, 2000; December 31, 2000; and December 31, 2001, respectively.

As of October 31, 2000; December 31, 2000; and December 31, 2001, Pro Tech owed $101,057; $216,573; and $556,142, respectively, to NCT and its subsidiaries, for various research, administrative and accounting services provided to Pro Tech.

As of January 1, 2001, Pro Tech began participating in NCT's Noise Cancellation Employee Benefit Plan, referred to as the Benefit Plan. The Benefit Plan provides, among other coverage, certain health benefits to employees and directors of NCT's United States operations. NCT administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. NCT's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1,000,000, while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $40,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which NCT pays a nominal premium for such stop loss coverage. NCT records benefit claim expense in the period in which the benefit claim is incurred. Any benefit claims incurred by Pro Tech are submitted to NCT for payments and such claims are then charged to Pro Tech. As of December 31, 2001, the total amount owed to NCT for benefit claims was approximately $185,000, as is included in the amount due to NCT and its subsidiaries discussed above.

As of January 1, 2001, Pro Tech began participating in NCT's 401(k) Plan, referred to as the 401(k) Plan. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 15% of the employee's annual compensation to the 401(k) Plan. NCT, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no matching contributions for the year ended December 31, 2001.

(15)     Major Customers

During the year ended October 31, 1999, two customers accounted for approximately 30% of net sales generated during the year. During the year ended October 31, 2000, two customers accounted for approximately 34% of net sales generated during the year. During the two months ended December 31, 2000, one customer accounted for approximately 35% of net sales generated during the period. Two customers accounted for approximately 35% of net sales generated during the year ended December 31, 2001 and approximately 27% of the outstanding accounts receivable at December 31, 2001.

(16)     Prior Year Comparable Period Data (Unaudited)

The following sets forth the unaudited results of operations for the two months ended December 31, 1999 and for the year ended December 31, 2000:

                                    For the two             For the
                                   months ended            year ended
                                               December 31,
                                   -------------------------------------
                                         1999                2000
                                   -----------------   -----------------
Net sales                             $     116,716        $  1,729,875
                                   =================   =================
Gross profit                          $      77,838        $  1,087,592
                                   =================   =================
Loss from operations                  $     (67,581)       $   (738,484)
                                   =================   =================
Income taxes                          $           -        $          -
                                   =================   =================
Net loss                              $     (68,906)       $   (779,342)
                                   =================   =================
Net loss attributable to
     common shareholders              $     (68,906)       $ (4,738,794)
                                   =================   =================
Net loss per share                    $       (0.02)       $      (0.42)
                                   =================   =================
Weighted average number
     of shares outstanding                4,266,000          11,405,853
                                   =================   =================

(17)     Subsequent Events

On January 11, 2002, NCT's August 22, 2001 note payable plus accrued interest was rolled into a new note payable totaling $2,231,265, which is due January 11, 2003. The August 22, 2001 note gave the holder the right, among other rights, to exchange such note into Pro Tech common stock (see note 8 - Capital Stock). The January 11, 2002 note also gives the holder the right, among other rights, to exchange such note into Pro Tech common stock at $0.06 per share, or a total of 37,187,751 shares.

On January 25, 2002, NCT issued a note payable for $650,000, which is due January 25, 2003. The note agreement gives the holder the right, among other rights, to exchange such note into Pro Tech common stock at $0.06 per share, or a total of 10,833,333 shares.

On January 25, 2002, NCT issued a note payable for $250,000, which became due on February 8, 2002. On February 27, 2002, this note, accrued interest and additional advances of $550,000 were rolled into a new note payable totaling $827,412, which is due February 27, 2003. The February 27, 2002 note gives the holder the right, among other rights, to exchange such note into Pro Tech common stock at $0.06 per share, or a total of 13,790,204 shares.

On February 1, 2002, Pro Tech issued options to Keith Larkin to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on February 1, 2009.

On March 1, 2002, NCT issued a note payable for $350,000, which is due March 1, 2003. The note agreement gives the holder the right, among other rights, to exchange such note into Pro Tech common stock at $0.06 per share, or a total of 5,833,333 shares.

Beginning in December 2001 and continuing through February 2002, Pro Tech restructured its organization by temporarily suspending its call center operations and reducing its workforce levels in other areas. Costs incurred in 2002 associated with this restructure were approximately $7,000, which were not accrued for as of December 31, 2001 in accordance with EITF 94-3.