Form 10-Q
period 2002-03-31
PRO TECH COMMUNICATIONS INC
filed 2002-05-13
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

--------------------------------------------------------------------------------
                                 (772) 464-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                33,200,311 shares outstanding as of May 10, 2002


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
                                                                                        December 31,           March 31,
                                                                                            2001                 2002
                                                                                     ------------------   ------------------
ASSETS                                                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                                                $ 46,881             $ 22,256
     Accounts receivable, less allowance for doubtful
        accounts of $24,784 and $24,572, respectively                                          219,434              182,086
     Inventories (Note 4)                                                                      945,744              796,839
     Due from officers and employees                                                             2,876                1,003
     Other current assets (Note 6)                                                               5,926               20,715
                                                                                     ------------------   ------------------
                     Total current assets                                                    1,220,861            1,022,899

Property and equipment, net (Note 5)                                                           756,365              721,378

Intangible assets, net of accumulated amortization of $1,164,821
        and $1,397,785, respectively (Note 3)                                               15,142,671           14,909,707

Due from officer                                                                                59,670               60,393
Other assets                                                                                     5,353                5,179
                                                                                     ------------------   ------------------
                                                                                          $ 17,184,920         $ 16,719,556
                                                                                     ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $ 546,917            $ 492,638
     Accrued expenses (Note 7)                                                                 199,526              190,555
     Current portion of capital lease obligations                                               10,083               11,003
     Other liabilities (Note 8)                                                                620,172              757,479
     Notes Payable                                                                             173,299              187,133
                                                                                     ------------------   ------------------
                     Total current liabilities                                               1,549,997            1,638,808

Capital lease obligations                                                                       36,021               37,979
                                                                                     ------------------   ------------------

                     Total liabilities                                                       1,586,018            1,676,787

Series B redeemable convertible preferred stock, $.01 par value,
   $1,000 stated value, 500 shares authorized, issued and outstanding (Note 9)                 633,438              638,371

Stockholders' equity (Notes 10 and 11):
  Preferred stock, $.01 par value, authorized 998,000 shares, none issued and                        -                    -
  outstanding Series A convertible preferred stock, $.01 par value, $1,000 stated
       value, authorized 1,500 shares, issued and outstanding 50 shares                         52,521               53,014
  Common stock, $.001 par value, authorized 40,000,000 shares,
       issued and outstanding 33,200,311 shares                                                 33,200               33,200
  Additional paid-in-capital                                                                18,473,079           18,467,653
  Accumulated deficit                                                                       (3,593,336)          (4,149,469)
                                                                                     ------------------   ------------------
                     Total stockholders' equity                                             14,965,464           14,404,398
                                                                                     ------------------   ------------------
                                                                                          $ 17,184,920         $ 16,719,556
                                                                                     ==================   ==================
The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                    ------------------------------------------------
                                                                                           2001                      2002
                                                                                    -------------------      -----------------------

Net sales                                                                                  $ 618,021             $ 443,796

Cost of goods sold                                                                           220,537               176,372
                                                                                         -----------           -----------
     Gross profit                                                                            397,484               267,424

Selling, general and administrative                                                          737,264               818,198
                                                                                         -----------           -----------

     Loss from operations                                                                   (339,780)             (550,774)

Other income/(expense):
     Interest income                                                                           2,559                   785
     Interest expense                                                                          2,160                (6,661)
     Other miscellaneous                                                                         638                   517
                                                                                         -----------           -----------

Net loss                                                                                    (334,423)             (556,133)

Adjustments attributable to preferred stock (Notes 9, 10 and 11):
   Preferred stock beneficial conversion feature                                                   -                25,262
   Preferred stock dividend                                                                   10,763                 5,426
                                                                                    ----------------      ----------------

Net loss attributable to common stockholders                                              $ (345,186)           $ (586,821)
                                                                                    ================      ================

Basic and diluted loss per share                                                             $ (0.01)              $ (0.02)
                                                                                    ================       ===============

Weighted average common shares outstanding - basic and diluted                            29,835,674            33,200,311
                                                                                    ================       ===============

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                       For the Three Months Ended
                                                                                                           March 31,
                                                                                         -------------------------------------------
                                                                                                2001                     2002
                                                                                         -------------------      ------------------
Cash flows from operating activities:
      Net loss                                                                                   $ (334,423)             $ (556,133)
      Adjustments to reconcile net loss to net
             cash used in operating activities:
          Provision for doubtful accounts                                                                 -                   2,221
          Depreciation and amortization                                                             246,231                 274,164
          Gain on sale of fixed assets                                                                 (350)                      -
          Changes in operating assets and liabilities:
             Decrease in accounts receivable                                                          9,654                  37,348
             (Increase) decrease in inventories                                                     (29,341)                148,905
             (Increase) decrease in receivable from officers and employees                             (673)                  1,150
             Increase in other assets                                                               (54,082)                (14,615)
             Decrease in accounts payable                                                           (14,234)                (54,279)
             Increase in accrued expenses                                                            42,766                   2,467
             (Decrease) increase in other liabilities                                              (201,649)                137,307
                                                                                         -------------------      ------------------
                   Net cash used in operating activities                                         $ (336,101)              $ (21,465)
                                                                                         -------------------      ------------------

Cash flows from investing activities:
      Capital expenditures                                                                       $ (312,675)                    $ -
      Proceeds on sale of fixed asset                                                                   350                       -
                                                                                         -------------------      ------------------
                Net cash used in investing activities                                            $ (312,325)                    $ -
                                                                                         -------------------      ------------------

Cash flows from financing activities:
      Payments made on:
          Stock issuance costs on conversion of preferred stock                                    $ (7,305)                    $ -
          Capital lease obligations                                                                    (702)                 (3,160)
                                                                                         -------------------      ------------------
                Net cash used in financing activities                                              $ (8,007)               $ (3,160)
                                                                                         -------------------      ------------------

Net decrease in cash and cash equivalents                                                          (656,433)                (24,625)
Cash and cash equivalents - beginning of period                                                     776,381                  46,881
                                                                                         -------------------      ------------------
Cash and cash equivalents - end of period                                                         $ 119,948                $ 22,256
                                                                                         ===================      ==================

Supplemental disclosures of cash flow information: Cash paid during the three months ended for:
   Interest                                                                                             $ -                 $ 3,233
                                                                                         ===================      ==================

Supplemental disclosures of non-cash investing and financing activities:

Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital by $10,763 and $5,426 for the three months ended March 31, 2001 and 2002, respectively, for the 4% dividend attributable to preferred stock.
Pro Tech obtained an asset under a capital lease for $6,038 during the three months ended March 31, 2002.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
MARCH 31, 2002

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," "the Company" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America applicable to interim periods. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified some amounts in prior period financial statements to conform to the current period's presentation.

2.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS 141 did not have a significant impact on our financial statements. Adoption of SFAS 142 required us to evaluate the future cash flows of those products identified as using the patent rights included under our intangible asset. Using the guidelines in SFAS 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as superseded by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated future cash flows were then compared to the carrying value of our intangible asset. As of January 1, 2002, we did not have an impairment on the intangible asset. In accordance with SFAS 142, we will continue to monitor activities associated with our intangible asset for possible impairments.

4.   Inventories:

     Inventories consisted of the following:


                           December 31,      March 31,
                               2001            2002
                           ------------    ------------
Finished goods               $ 609,852       $ 520,824
Raw materials                  273,202         238,901
Work in progress                62,690          37,114
                           ------------    ------------
   Total Inventories         $ 945,744       $ 796,839
                           ============    ============

5.   Property and Equipment, net:

     Property and equipment, net consisted of the following:



                                              December 31,                      March 31,
                                                  2001                            2002
                                       ----------------------------    ----------------------------
Production molds                                         $ 454,076                       $ 454,076
Office equipment                                           146,556                         146,556
Production equipment                                        39,514                          39,514
Leased equipment                                            79,235                          85,273
Leasehold improvements                                     315,050                         315,050
Vehicles                                                    12,414                          12,414
Marketing displays                                          16,160                          16,160
                                       ----------------------------    ----------------------------
    Total cost                                           1,063,005                       1,069,043
Less accumulated depreciation
  and amortization                                         306,640                         347,665
                                       ----------------------------    ----------------------------
   Total Property and equipment, net                     $ 756,365                       $ 721,378
                                       ============================    ============================

     Depreciation expense for the three months ended March 31, 2001 and 2002 was $13,267 and $41,025, respectively.

6.   Other Current Assets:

     Other current assets consisted of the following:


                                  December 31,       March 31,
                                      2001              2002
                                 --------------    --------------
Prepaid inventory purchases            $     -          $ 14,652
Deposits on leased equipment             5,926             6,063
                                 --------------    --------------
   Total Other current assets          $ 5,926          $ 20,715
                                 ==============    ==============

7.   Accrued Expenses:

     Accrued expenses consisted of the following:


                                            December 31,                      March 31,
                                                2001                            2002
                                        -------------------------    ----------------------------
Accrued warranty expense                                $ 96,391                        $ 91,746
Accrued payroll and related expenses                      43,670                          58,308
Accrued vacation                                          24,205                          19,121
Accrued lease payable                                     14,565                          16,453
Other accrued expenses                                    20,695                           4,927
                                        -------------------------    ----------------------------
   Total Accrued expenses                              $ 199,526                       $ 190,555
                                        =========================    ============================

8.   Other Liabilities:

     Other liabilities consisted of the following:


                                         December 31,                     March 31,
                                             2001                            2002
                                   ---------------------------   -----------------------------
Due to NCT Group, Inc.                              $ 195,298                       $ 244,717
Due to NCT Hearing Products, Inc.                     325,733                         453,027
Due to NCT Europe                                      35,111                          35,111
Due to Factor (see Note 12)                            64,030                          24,624
                                   ---------------------------   -----------------------------
   Total Other liabilities                          $ 620,172                       $ 757,479
                                   ===========================   =============================

     On March 31, 2002, the $453,027 amount due to NCT Hearing Products, Inc. was established as a promissory note bearing interest at 4.75%, due on March 31, 2003.

9.   Series B Redeemable Convertible Preferred Stock:

     On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $419,000 in cash, net of fees and expenses, in exchange for the Preferred Stock-B. The Preferred Stock-B has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of common stock of our ultimate parent NCT Group, Inc. ("NCT"). The conversion rate into Pro Tech common stock is the lesser of:
(i) the lowest average closing bid price for a share of Pro Tech common stock for any consecutive five-day period out of 15 trading days preceding the date of such conversion, less a discount of 20%; or (ii) $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of exchange, less a discount of 20%. In accordance with Emerging Issues Task Force ("EITF") 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the Preferred Stock-B issuance. This entry was a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature is to be recognized as an increase to preferred stock and a decrease to additional paid-in capital over the period from the date of issuance to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). The entire amount of this beneficial conversion was recognized as of December 31, 2001 due to the redemption rights of the holders (see below).

     For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-B for the three-month period ended March 31, 2002. Using a cumulative dividend of 4% per annum on the stated value, which is payable upon conversion or exchange in either cash or common stock, dividends on the Preferred Stock-B were $4,933 for the three-month period ended March 31, 2002.

     We have classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, at March 31, 2002, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applies and mandates treatment of the shares as temporary equity.

     The Preferred Stock-B is carried on our balance sheet as of March 31, 2002 at $638,371, the redemption value, which is comprised of 125% of the stated value of $500,000; plus the accrued dividends of $13,371.

     As of March 31, 2002, none of the Preferred Stock-B have been converted into Pro Tech common shares or exchanged into NCT common shares.

10.  Stockholders' Equity:

     The changes in stockholders' equity during the three months ended March 31, 2002, were as follows:


                                                 Balance             Exchange/          Dividend on                     Balance
                                                   at             Conversion of          Preferred        Net             At
                                                 12/31/01         Preferred Stock          Stock         Loss           3/31/02
                                              --------------    ------------------    --------------   ----------    ---------------


Series A preferred stock:        Shares                  50             -                                                      50
                                 Amount        $     52,521             -                      493             -     $     53,014

Common stock:                    Shares          33,200,311             -                        -             -       33,200,311
                                 Amount        $     33,200             -                        -             -     $     33,200


Additional paid-in capital:                    $ 18,473,079             -                   (5,426)            -     $ 18,467,653

Accumulated deficit:                           $ (3,593,336)            -                        -      (556,133)    $ (4,149,469)

11.  Capital Stock:

Series A Convertible Preferred Stock

     On September 29, 2000, Pro Tech entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock (Preferred Stock-A) for $1,500,000. We received $1,200,025 cash and satisfied $299,975 of notes payable in exchange for the Preferred Stock-A. The Preferred Stock-A has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-A may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. The conversion rate into Pro Tech common stock is the lesser of:
(i) the lowest average closing bid price for a share of Pro Tech common stock for any consecutive five-day period out of 15 trading days, less a discount of 20%; or (ii) $0.50. The exchange rate into NCT common stock is the lowest average the closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of exchange, less a discount of 20%. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $375,000 in connection with the Preferred Stock-A issuance. Because these shares were convertible immediately upon issuance, we recognized the entire beneficial conversion amount on the date of issuance.

     Pro Tech, at its option, may redeem up to $500,000 of the Preferred Stock-A if the closing bid price of Pro Tech's common stock is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% dividend. The stock may be redeemed at the holders' option if two-thirds of all Preferred Stock-A holders require such redemption upon certain events of noncompliance with the terms of the Series A Preferred Stock Purchase Agreement or Registration Rights Agreement. Any outstanding shares will be mandatorily converted on March 31, 2005.

     For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-A for the three-month period ended March 31, 2002. Using a cumulative dividend of 4% per annum on the stated value, which is payable upon conversion or exchange in either cash or common stock, dividends on the Preferred Stock-A were $493 for the three-month period ended March 31, 2002.

     During the three-month period ended March 31, 2002, there were no shares of Preferred Stock - A converted into Pro Tech common stock or exchanged into NCT common stock.

Common Stock

     The number of shares of common stock required to be reserved for issuance was approximately 177 million at March 31, 2002. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants. In addition, the required reserve includes approximately 122 million shares for the exchange of $8,801,319 worth of NCT notes payable, plus accrued interest, into Pro Tech common stock. These notes give the holder the right, among other rights, to exchange such notes into Pro Tech common stock at prices ranging from $0.06 to $0.14 per share (see also Note 15. Subsequent Events).

Stock Options

     On February 1, 2002, Pro Tech issued options to the Chairman of the Board of Directors to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on February 1, 2009.

Authorized Shares

     Effective February 14, 2002, the Pro Tech Board of Directors approved an increase in the number of authorized shares of common stock from 40 million to 300 million, and approved an increase in the number of shares of common stock available for issuance under the 1998 Stock Option Plan from 2 million to 30 million. On April 12, 2002, Pro Tech held its annual meeting of stockholders, in connection with which the majority shareholder of Pro Tech also approved the increases in authorized shares of common stock and in shares of common stock available for issuance under the 1998 Stock Option Plan. The increase in authorized shares will be effective upon acceptance by the Secretary of State of Florida of Articles of Amendment to the Amended and Restated Articles of Incorporation of Pro Tech. The increase in shares authorized for issuance under the 1998 Stock Option Plan was effective immediately upon approval by the majority shareholder.

12.  Factoring Agreement:

     Pro Tech is a party to a factoring agreement with Goodman Factors, Inc. The agreement requires us to offer for factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.75% at March 31, 2002. In addition, at March 31, 2002 we have a "Reserve Account" in the amount of $8,537 representing not less than 15% of the aggregate unpaid gross amount of all accounts factored by Pro Tech under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman may charge an additional commitment fee, as described in the agreement. As of March 31, 2002, no such fees were required. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

     At March 31, 2002, accounts receivable factored under this agreement and still outstanding were $33,160, of which $24,624 had been received under the factoring agreement, under the recourse provisions, and is included in Other Liabilities (see Note 8. Other Liabilities). Total fees and interest expense incurred under this arrangement amounted to $1,833 and $370, respectively, during the three months ended March 31, 2002.

13.  Business Segment Results

     During 2001, management identified two new business segments in which the company will direct its focus. These two business segments are: (i) the Telecommunications Systems Integration Business Segment; and (ii) the Call Center Operations Business Segment. As of March 31, 2002, neither of these segments is deemed to be reportable segments in accordance with SFAS 131. Prior to establishment of these two new business segments, Pro Tech was predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as the Product Business Segment. We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable balance sheet or statements of operations data (below operating income).

     No geographic information is disclosed as our primary market and capital investments were concentrated in the United States.

Business  segment  data is as follows:


                                                                                Segment
                                                   -------------------------------------------------------------------
                                                                      Telecom
                                                      Product         Systems        Call Center        Total
                                                     Business       Integration      Operations        Segments
                                                   -------------------------------------------------------------------
For the three months ended March 31, 2002:
   Sales to external  customers                    $  410,853           32,943                -        $    443,796
   Other revenue - other operating  segments       $        -                -                -        $          -
   Net (loss) income                               $ (546,735)           1,597          (10,995)       $   (556,133)

For the three months ended March 31, 2001:
   Sales to external  customers                    $  612,080            5,941                -        $    618,021
   Other revenue - other operating  segments       $        -                -                -        $          -
   Net loss                                        $ (335,908)           1,785             (300)       $   (334,423)


Segment  information follows:

     The company is divided into the following three business segments:

     The Product Business Segment: We presently design, develop, manufacture and market lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design, and our marketing strategies involve the sale of our product directly to the commercial headset market as a replacement for our competitors' products. We presently sell our first design for the commercial headset market comprised of fast-food companies and other large quantity users of headset systems. We are also in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

     The Telecommunications Systems Integration Business Segment: On March 1, 2001, we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol phone systems. This decision was made to take advantage of increasing market demand for telecommunications systems integration support to the small office and the large corporate call center clients.

     The Call Center Operations Business Segment: During 2001, we launched the Call Center Operations Business. We have adopted and installed the latest customer relationship management technologies and strategies in order to achieve business segment objectives. As of December 21, 2001, we suspended operations in the Call Center Operations Business due to poor performing contracts. We have reorganized this business segment and intend to resume operations by the third quarter of 2002.

14.  Liquidity

     Pro Tech has incurred recurring losses from operations since its inception, aggregating $4,149,469 through March 31, 2002. These losses, which include the cost for development of products for commercial use, have been funded primarily from product sales and the sale of common stock and preferred stock convertible into common stock.

     In addition, Pro Tech had negative working capital of $615,909 at March 31, 2002, including the amount due to the NCT and other affiliated companies of $732,855. Pro Tech has taken steps to reduce its working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures.

     As a result of the restructuring that Pro Tech has put into place, management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements for the next 12 months, provided NCT and other affiliated companies do not require immediate payment on the amounts outstanding to them (see Note 8. Other Liabilities).

15.  Subsequent Events

     On May 2, 2002, NCT issued a note payable for $1,275,000, which is due November 2, 2002. The note gives the holder the right, among other rights, to exchange such note into Pro Tech common stock at $0.03 per share, or a total of 42,500,000 shares.

     On May 2, 2002, NCT issued a note payable for $1,425,000, which is due May 2, 2003. The note gives the holder the right, among other rights, to exchange such note into Pro Tech common stock at $0.03 per share, or a total of 47,500,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

Description of Business

     Pro Tech operates mainly in the lightweight headset industry. During 2001, we expanded into the telecommunications systems integration business and the call center operations business (see Note 13. Business Segments Results for further discussion of these operations).

     Pro Tech presently designs, develops, manufactures and markets lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design. Our marketing strategy involves the sale of our products directly to the commercial headset market as a replacement for competitors' products. We presently sell to the commercial headset market comprised of fast-food companies and other large quantity users of headset systems. We have recently completed development of several other headsets for the telephone user market including telephone operating companies, government agencies, business offices, and professional telephone centers.

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

     Pro Tech will also continue to concentrate efforts on the production and distribution of new headsets designed to connect to and interface with various electronic amplifiers and telephone systems currently in use. We have adopted a co-engineering product development strategy through the use of joint engineering agreements with companies that have complimentary engineering patents. We project that this strategy will greatly decrease the product development cycle while offering superior products to our customers. We have continued to make investments in technology and have incurred development costs with respect to engineering prototypes, pre-production models and field testing of several new products. Management believes that our investment in technology will result in the improvement of the functionality, speed and cost of components and products.

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

     In addition, Pro Tech's overall financial strategy, including growth in operations, maintaining financial ratios and strengthening the balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in Pro Tech's plans, strategies and intentions.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

     Net loss for the three months ended March 31, 2002 increased $221,710, or 66%, over the same three-month period in 2001 due to a decrease in sales of $174,225, together with an increase in selling, general and administrative expenses of $80,934.

     Total revenues for the three months ended March 31, 2002 decreased $174,225, or 28%, compared to the same three months ended March 31, 2001. This decrease was the result of a reduction in sales from our fast-food headsets and our decision to exit the radio reseller market.

     Revenue from our fast-food headsets decreased approximately $147,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. In addition, a portion of this decrease was related to a component failure issue that we experienced with one of our suppliers during the second quarter of 2001. Although this component issue has been resolved, we continue to honor our customer agreements by replacing headsets, therefore resulting in fewer new sales to these customers. It is anticipated that the financial impact from the replacement of these units will be completed by the end of the second quarter 2002.

     Revenue from the sale of radios decreased approximately $40,000. After evaluating the revenues and costs of this market, we determined that it was not profitable for us and decided to exit the market during the three months ended March 31, 2002. Pro Tech, however, is actively involved in the product development and sales of radio headsets to this same market.

     For the three months ended March 31, 2002, cost of goods sold decreased $44,165, or 20%, compared to the same three-month period in 2001. This decrease was due mainly to the decrease in sales volume for 2002 when compared to the same three months ended in 2001.

     Gross profit margin for the three months ended March 31, 2002 was $267,424, or 60%, as compared to $397,484, or 64% for the three months ended March 31, 2001. This decline was a result of an increase in production costs due to the increase in domestic production to facilitate smaller production runs.

     For  the  three  months  ended  March  31,  2002,   selling,   general  and
administrative expenses increased $80,934, or 11%, compared to the same three-month period in 2001. This increase was due mainly to an increase of approximately $93,000 in payroll and related employee medical benefit expenses. During the three months ended March 31, 2002, Pro Tech implemented changes to reduce selling, general and administrative expenses. These changes included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation. We expect to experience the full benefit of these changes starting in the second quarter of 2002.

Liquidity and Capital Resources

     The current ratio (current assets to current liabilities) was .62 to 1.00 at March 31, 2002, as compared to .79 to 1.00 at December 31, 2001. At March 31, 2002, current liabilities exceeded current assets by $615,909.

     During the three months ended March 31, 2002, we funded working capital requirements with cash flows from operations and advances from NCT Group, Inc. (our ultimate parent company) and its affiliates. We had negative working capital of $615,909 at March 31, 2002, including the amount due to NCT and other affiliated companies of $732,855. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures.

     As a result of the reorganization and reductions of work force, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months, provided NCT and other affiliated companies do not require immediate payment on the amounts outstanding to them (see Note 8. Other Liabilities).

     At March 31, 2002, cash and cash equivalents were $22,256. Such balance was invested in interest-bearing money market accounts.

     Working capital deficit increased to $615,909 at March 31, 2002, from $329,136 at December 31, 2001. This $286,773 increase was due mainly to the combination of a $148,905 decrease in inventories and a $137,307 increase in other liabilities which included amounts due to NCT and its subsidiaries for direct and allocated expenses of approximately $177,000.

     For the three months ended March 31, 2002, the net cash used in operating activities was $21,465 compared to $336,101 for the three months ended March 31, 2001. This $314,636 decrease was due primarily to the $137,307 increase in other liabilities associated with amounts due to NCT and its subsidiaries, as well as the $148,905 decrease in inventories.

     For the three months ended March 31, 2002, the net cash used in investing activities decreased $312,325, or 100%, compared to the same three-month period in 2001. Pro Tech did not invest cash in capital items during the three months ended March 31, 2002.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of March 31, 2002, and no material commitments are anticipated in the near future.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Our annual meeting of stockholders was held on April 12, 2002. Through an action by written consent of the majority shareholder of Pro Tech Communications, Inc. (NCT Hearing Products, Inc.), the following resolutions were adopted:

(a)  Keith Larkin, Richard Hennessey, Michael J. Parrella, Irene Lebovics and Cy
     E. Hammond be elected directors, each to serve until the next annual meeting of stockholders and until his/her successor is elected and qualified;

(b) The Articles of Incorporation of the Company be amended to increase the number of shares of common stock, par value $.001 per share, that the Company is authorized to issue from 40,000,000 to 300,000,000; and

(c) The 1998 Stock Option Plan of the Company be amended to increase the number of shares of common stock available for issuance under the Plan from 2,000,000 to 30,000,000.


ITEM 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10(a) *Stock Option Agreement, dated February 1, 2002, between the Company and Keith Larkin.
-----------------------

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


                                    Pro Tech Communications, Inc.
                                    ------------------------------
                                    Registrant


                                    By:      /s/ RICHARD HENNESSEY
                                             -------------------------
                                             Richard Hennessey
                                             President


                                    By:      /s/ DEBRA KIRVEN
                                             --------------------------
                                             Debra Kirven
                                             Chief Financial Officer


Dated:  May 13, 2002