Form 10-Q
period 2002-06-30
PRO TECH COMMUNICATIONS INC
filed 2002-08-07
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

               33,200,311 shares outstanding as of August 6, 2002

PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
                                                                                              December 31,        June 30,
                                                                                                  2001              2002
                                                                                            --------------       ------------
ASSETS                                                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                                   $ 46,881           $ 57,526
     Accounts receivable, less allowance for doubtful
        accounts of $24,784 and $24,031, respectively                                             219,434            163,952
     Inventories (Note 4)                                                                         945,744            714,454
     Due from officers and employees                                                                2,876                103
     Other current assets (Note 6)                                                                  5,926             15,743
                                                                                            --------------      -------------
                     Total current assets                                                       1,220,861            951,778

Property and equipment, net (Note 5)                                                              756,365            680,588

Intangible assets, net of accumulated amortization of $1,164,821
        and $1,630,749, respectively (Note 3)                                                  15,142,671         14,676,743

Note receivable from former officer                                                                59,670             61,314
Other assets                                                                                        5,353              3,484
                                                                                            --------------      -------------
                                                                                             $ 17,184,920       $ 16,373,907
                                                                                            ==============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                           $ 546,917          $ 480,719
     Accrued expenses (Note 7)                                                                    199,526            200,465
     Current portion of capital lease obligations                                                  10,083              9,922
     Other liabilities (Note 8)                                                                   620,172            916,371
     Notes payable (Note 14)                                                                      173,299            186,189
                                                                                            --------------      -------------
                     Total current liabilities                                                  1,549,997          1,793,666

Capital lease obligations                                                                          36,021             36,698
                                                                                            --------------      -------------

                     Total liabilities                                                          1,586,018          1,830,364

Series B redeemable convertible preferred stock, $.01 par value,
   $1,000 stated value, 500 shares authorized, issued and outstanding (Note 9)                    633,438            643,357

Stockholders' equity (Notes 10 and 11):
  Preferred stock, $.01 par value, authorized 998,000 shares, none issued and outstanding               -                  -
  Series A convertible preferred stock, $.01 par value, $1,000 stated
       value, authorized 1,500 shares, issued and outstanding 50 shares                            52,521             53,512
  Common stock, $.001 par value, authorized 40,000,000 shares,
       issued and outstanding 33,200,311 shares                                                    33,200             33,200
  Additional paid-in-capital                                                                   18,473,079         18,462,168
  Accumulated deficit                                                                          (3,593,336)        (4,648,694)
                                                                                            --------------      -------------
                     Total stockholders' equity                                                14,965,464         13,900,186
                                                                                            --------------      -------------
                                                                                             $ 17,184,920       $ 16,373,907
                                                                                            ==============      =============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                Three Months                   Six Months
                                                                               Ended June 30,               Ended June 30,
                                                                     ----------------------------    -----------------------------
                                                                          2001           2002           2001             2002
                                                                     -------------   ------------    ------------   --------------

Net sales                                                               $ 634,949      $ 439,212     $ 1,252,970        $ 883,008

Cost of goods sold                                                        205,823        197,440         426,359          373,812
                                                                     -------------   -------------  -------------  -------------
     Gross profit                                                         429,126        241,772         826,611          509,196

Selling, general and administrative                                       935,959        732,437       1,673,223        1,550,635
                                                                     -------------   -------------  -------------  -------------

     Loss from operations                                                (506,833)      (490,665)       (846,612)      (1,041,439)

Other income/(expense):
     Interest income                                                         (476)           839           2,083            1,624
     Interest expense                                                     (11,237)       (13,002)         (9,077)         (19,663)
     Other miscellaneous                                                       -           3,603             637            4,120
                                                                     -------------   -------------  -------------  -------------
Net loss                                                                 (518,546)      (499,225)       (852,969)      (1,055,358)

Adjustments attributable to preferred stock (Notes 9, 10 and 11):
   Preferred stock beneficial conversion feature                                -         15,582               -           40,844
   Preferred stock dividend                                                 3,630          5,485          14,393           10,911
                                                                     -------------   ------------    ------------   -------------

Net loss attributable to common stockholders                           $ (522,176)    $ (520,292)     $ (867,362)    $ (1,107,113)
                                                                     =============   ============    ============   =============

Basic and diluted loss per share                                          $ (0.02)       $ (0.02)        $ (0.03)         $ (0.03)
                                                                     =============   ============    ============   =============

Weighted average common shares outstanding - basic and diluted         32,870,256     33,200,311      31,361,348       33,200,311
                                                                     =============   ============    ============   =============

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                              For the Six Months Ended
                                                                                                 June 30,
                                                                               ---------------------------------------------
                                                                                      2001                       2002
                                                                               ---------------------      ------------------
Cash flows from operating activities:
      Net loss                                                                           $ (852,969)           $ (1,055,358)
      Adjustments to reconcile net loss to net
             cash (used in) provided by operating activities:
          Provision for doubtful accounts                                                         -                  26,103
          Depreciation and amortization                                                     499,539                 548,094
          Gain on sale of fixed assets                                                         (350)                      -
          Changes in operating assets and liabilities:
             Decrease in accounts receivable                                                195,524                  32,796
             (Increase) decrease in inventories                                            (109,249)                231,290
             (Increase) decrease in receivable from officers and employees                   (3,953)                  1,129
             Increase in other assets                                                       (45,311)                 (7,948)
             Increase (decrease) in accounts payable                                          1,845                 (66,198)
             Increase in accrued expenses                                                    92,242                  11,004
             Increase in other liabilities                                                   62,659                 296,199
                                                                               ---------------------      ------------------
                   Net cash (used in) provided by operating activities                   $ (160,023)           $     17,111
                                                                               ---------------------      ------------------

Cash flows from investing activities:
      Capital expenditures                                                               $ (508,157)           $          -
      Proceeds on sale of fixed asset                                                           350                       -
                                                                               ---------------------      ------------------
                Net cash used in investing activities                                    $ (507,807)           $          -
                                                                               ---------------------      ------------------

Cash flows from financing activities:
      Proceeds from:
          Notes payable                                                                  $   11,516            $          -
      Payments made on:
          Stock issuance costs on conversion of preferred stock                             (23,900)                      -
          Capital lease obligations and notes payable                                          (930)                 (6,466)
                                                                               ---------------------      ------------------
                Net cash used in financing activities                                    $  (13,314)           $     (6,466)
                                                                               ---------------------      ------------------

Net (decrease) increase in cash and cash equivalents                                     $ (681,144)           $     10,645
Cash and cash equivalents - beginning of period                                             776,381                  46,881
                                                                               ---------------------      ------------------
Cash and cash equivalents - end of period                                                $   95,237            $    57,526
                                                                               =====================      ==================

Supplemental disclosures of cash flow information: Cash paid during the six months ended for:
   Interest                                                                              $        -            $      5,540
                                                                               =====================      ==================

Supplemental disclosures of non-cash investing and financing activities:

Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital by $14,393 and $10,911 for the six months ended June 30, 2001 and 2002, respectively, for the 4% dividend attributable to preferred stock.
Pro Tech obtained an asset under a capital lease for $6,038 during the six months ended June 30, 2002.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
JUNE 30, 2002

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," "the Company" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America applicable to interim periods. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

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

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS 141 did not have a significant impact on our financial statements. Adoption of SFAS 142 required us to evaluate the future cash flows of those products identified as using the patent rights included under our intangible asset. Using the guidelines in SFAS 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated future cash flows were then compared to the carrying value of our intangible asset. As of January 1, 2002, we did not have an impairment on the intangible asset. In accordance with SFAS 142, we will continue to monitor activities associated with our intangible asset for possible impairments.

4.   Inventories:

     Inventories consisted of the following:

                                December 31,              June 30,
                                   2001                     2002
                           ----------------------   -------------------
Finished goods                         $ 609,852             $ 464,560
Raw materials                            273,202               220,924
Work in progress                          62,690                28,970
                           ----------------------   -------------------
   Total Inventories                   $ 945,744             $ 714,454
                           ======================   ===================

5.   Property and Equipment, net:

     Property and equipment, net consisted of the following:

                                        December 31,            June 30,
                                            2001                  2002
                                       ---------------   -------------------
Production molds                            $ 454,076             $ 454,076
Office equipment                              146,556               146,556
Production equipment                           39,514                39,514
Leased equipment                               79,235                85,273
Leasehold improvements                        315,050               315,050
Vehicles                                       12,414                12,414
Marketing displays                             16,160                16,160
                                       ---------------   -------------------
    Total cost                              1,063,005             1,069,043
Less accumulated depreciation
  and amortization                            306,640               388,455
                                       ---------------   -------------------
   Total Property and equipment, net        $ 756,365             $ 680,588
                                       ===============   ===================

     Depreciation expense for the six months ended June 30, 2001 and 2002 was $33,260 and $81,815, respectively.

6.   Other Current Assets:

     Other current assets consisted of the following:

                                    December 31,            June 30,
                                        2001                  2002
                                   ----------------   -------------------
Prepaid inventory purchases                $     -              $  9,680
Deposits on leased equipment                 5,926                 6,063
                                   ----------------   -------------------
   Total Other current assets              $ 5,926              $ 15,743
                                   ================   ===================

7.   Accrued Expenses:

     Accrued expenses consisted of the following:

                                         December 31,         June 30,
                                             2001               2002
                                       -----------------   --------------
Accrued warranty expense                       $ 96,391         $ 84,195
Accrued payroll and related expenses             43,670           68,394
Accrued vacation                                 24,205           25,406
Accrued lease payable                            14,565           17,263
Other accrued expenses                           20,695            5,207
                                       -----------------   --------------
   Total Accrued expenses                     $ 199,526        $ 200,465
                                       =================   ==============

8.   Other Liabilities:

     Other liabilities consisted of the following:

                                           December 31,             June 30,
                                               2001                   2002
                                         ------------------    --------------
 Due to NCT Group, Inc.                          $ 195,298         $ 382,792
 Due to NCT Hearing Products, Inc.                 325,733           459,364
 Due to NCT Europe                                  35,111            35,111
 Due to Factor (see Note 12)                        64,030            39,104
                                         ------------------    --------------
    Total Other liabilities                      $ 620,172         $ 916,371
                                         ==================    ==============

     On March 31, 2002, $453,027, representing the amount due to NCT Hearing at March 31, 2002, was established as a promissory note bearing interest at 4.75%, due on March 31, 2003. Such amount is included in the $459,364 Due to NCT Hearing at June 30, 2002, noted above.

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

     For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-B. Using a cumulative dividend of 4% per annum on the stated value, which is payable upon conversion or exchange in either cash or common stock, dividends on the Preferred Stock-B were $4,986 and $9,920 for the three and six-month periods ended June 30, 2002, respectively.

     We have classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, at June 30, 2002, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applies and mandates treatment of the shares as temporary equity.

     The Preferred Stock-B is carried on our balance sheet as of June 30, 2002 at $643,357, the redemption value, which is comprised of 125% of the stated value of $500,000; plus accrued dividends of $18,357.

     As of June 30, 2002, none of the Preferred Stock-B had been converted into Pro Tech common shares or exchanged into NCT common shares.

10.  Stockholders' Equity:

     The changes in stockholders' equity during the six months ended June 30, 2002, were as follows:


                                             Balance          Exchange/        Dividend on                            Balance
                                               at          Conversion of       Preferred         Net                   At
                                            12/31/01       Preferred Stock       Stock          Loss                 6/30/02
                                           ------------    ---------------    -------------   ----------------    ------------------

Series A preferred stock:       Shares               50            -                                                         50
                                Amount     $     52,521            -              991                  -           $     53,512

Common stock:                   Shares       33,200,311            -                -                  -             33,200,311
                                Amount     $     33,200            -                -                  -           $     33,200

Additional paid-in capital:                $ 18,473,079            -          (10,911)                 -           $ 18,462,168

Accumulated deficit:                       $ (3,593,336)           -                -         (1,055,358)          $ (4,648,694)

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

     For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-A. Using a cumulative dividend of 4% per annum on the stated value, which is payable upon conversion or exchange in either cash or common stock, dividends on the Preferred Stock-A were $498 and $991 for the three and six-month periods ended June 30, 2002, respectively.

     During the six-month period ended June 30, 2002, there were no shares of Preferred Stock-A converted into Pro Tech common stock or exchanged into NCT common stock.

Common Stock

     The number of shares of common stock required to be reserved for issuance was approximately 300 million at June 30, 2002. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants. In addition, the required reserve includes approximately 215 million shares for the exchange of $11,702,398 worth of NCT convertible notes payable, plus accrued interest, into Pro Tech common stock. These notes give the holder the right, among other rights, to exchange such notes into Pro Tech common stock at prices ranging from $0.03 to $0.14 per share (see also Note 15. Subsequent Events).

Stock Options

     On February 1, 2002, Pro Tech issued options to the Chairman of the Board of Directors to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on February 1, 2009.

     In addition, Pro Tech modified the 540,000 options that were granted to the Chairman on June 1, 2001 to exclude the clause under which the options would expire upon termination of employment. Although the change in the termination clause was a modification of the original grant, there was no accounting consequence because the market price on the date of such modification was lower than the original exercise price of the grant.

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

12.  Factoring Agreement:

     Pro Tech is a party to a factoring agreement with Goodman Factors, Inc. The agreement requires us to offer for factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount, and interest at the rate of 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.75% at June 30, 2002. In addition, at June 30, 2002 we had a "Reserve Account" in the amount of $12,100 representing not less than 15% of the aggregate unpaid gross amount of all accounts factored by Pro Tech under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman may charge an additional commitment fee, as described in the agreement. As of June 30, 2002, no such fees were required. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

     At June 30, 2002, accounts receivable factored under this agreement and still outstanding were $51,204, of which $39,104 had been received under the recourse provisions, and is included in Other Liabilities (see Note 8. Other Liabilities). Total fees and interest expense incurred under this arrangement amounted to $1,592 and $727, respectively, during the three months ended June 30, 2002 and $3,425 and $1,540, respectively, during the six months ended June 30, 2002.

13.  Business Segment Results

     During 2001, management identified two new business segments in which the company will direct its focus. These two business segments are: (i) the Telecommunications Systems Integration Business Segment; and (ii) the Call Center Operations Business Segment. As of June 30, 2002, neither of these segments is deemed to be reportable segments in accordance with SFAS 131. Prior to establishment of these two new business segments, Pro Tech was predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as the Product Business Segment. We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable balance sheet or statements of operations data (below operating income).

     No geographic information is disclosed as our primary market and capital investments were concentrated in the United States.

Business segment data is as follows:


                                                                                Segment
                                                ------------------------------------------------------------------------------
                                                                     Telecom
                                                   Product           Systems           Call Center           Total
                                                  Business         Integration          Operations          Segments
                                                ------------------------------------------------------------------------------
For the three months ended June 30, 2002:
   Sales to external  customers                  $  460,855              32,357                 -           $  493,212
   Other revenue - other operating  segments     $        -                   -                 -           $        -
   Net (loss) income                             $ (471,923)                601           (27,903)          $ (499,225)

For the three months ended June 30, 2001:
   Sales to external  customers                  $  603,529              31,420                 -           $  634,949
   Other revenue - other operating  segments     $        -                   -                 -           $        -
   Net (loss) income                             $ (527,533)              9,287              (300)          $ (518,546)

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

14.  Liquidity

     Pro Tech has incurred recurring losses from operations since its inception, aggregating approximately $4.6 million through June 30, 2002. These losses, which include the cost for development of products for commercial use, have been funded primarily from product sales and the sale of common stock and preferred stock convertible into common stock.

     In addition, Pro Tech had negative working capital of $841,888 at June 30, 2002, including the amount due to the NCT and other affiliated companies of $877,267. Pro Tech has taken steps to reduce its working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures.

     As a result of the restructuring that Pro Tech has put into place, management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements for the next 12 months, provided NCT and other affiliated companies do not require immediate payment on the amounts outstanding (see Note 8. Other Liabilities).

     As of June 30, 2002, Pro Tech was in default on the $176,584 note payable to Westek Electronics, Inc. (included in Notes payable) plus accrued interest of $3,783 (included in Accrued expenses). Pro Tech is in discussions with the holder to extend the due date of the note. If the note is not extended, the holder may start litigation proceedings for payment.

15.  Subsequent Events

     On July 12, 2002, Pro Tech, NCT and the holder of eight convertible notes payable issued by NCT entered into an agreement. Under this agreement, the holder of the notes payable waived her right to exchange such notes into Pro Tech common shares. In consideration of these waivers, the holder was given a warrant for 20 million shares of NCT common stock. As of June 30, 2002, these convertible notes payable were exchangeable into Pro Tech common stock at prices ranging from $0.03 to $0.14 per share, or a total of approximately 215 million shares (see Note 11. Capital Stock).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2002

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

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Net loss for the three months ended June 30, 2002 decreased $19,321, or 4%, over the same three-month period in 2001 due to a decrease in selling, general and administrative expenses of $203,522, offset by a decrease in the gross profit margin of $187,354.

     Total revenues for the three months ended June 30, 2002 decreased $195,737, or 31%, compared to the same three months ended June 30, 2001. This decrease was the result of a reduction in sales from our fast-food headsets.

     Revenue from our fast-food headsets decreased approximately $176,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. In addition, a portion of this decrease was related to a component failure issue that we experienced with one of our suppliers during the second quarter of 2001. Although this component issue has been resolved, we continue to honor our customer agreements by replacing headsets, therefore resulting in fewer new sales to these customers. It is anticipated that the replacement of these units will be completed during the third quarter 2002.

     For the three months ended June 30, 2002, cost of goods sold decreased $8,383, or 4%, compared to the same three-month period in 2001. This decrease was due mainly to the decrease in sales volume for 2002, offset by additional costs incurred to replace headsets mentioned above.

     Gross profit margin for the three months ended June 30, 2002 was $241,772, or 55%, as compared to $429,126, or 67% for the three months ended June 30, 2001. This decline was a result of an increase in production costs due to the increase in domestic production to facilitate smaller production runs, along with the additional cost effect of replacing headsets, as mentioned above.

     For  the  three  months  ended  June  30,   2002,   selling,   general  and
administrative expenses decreased $203,522, or 22%, compared to the same three-month period in 2001. In the first quarter 2002, Pro Tech implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of product operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Net loss for the six months ended June 30, 2002 increased $202,389, or 24%, over the same six-month period in 2001 due to a decrease in gross profit margin of $317,415, offset by a decrease in selling, general and administrative expenses of $122,588.

     Total revenues for the six months ended June 30, 2002 decreased $369,962, or 30%, compared to the same six months ended June 30, 2001. This decrease was the result of a reduction in sales from our fast-food headsets and our decision to exit the radio reseller market.

     Revenue from our fast-food headsets decreased approximately $323,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. In addition, a portion of this decrease was related to a component failure issue that we experienced with one of our suppliers during the second quarter of 2001. Although this component issue has been resolved, we continue to honor our customer agreements by replacing headsets, therefore resulting in fewer new sales to these customers. It is anticipated that the replacement of these units will be completed by the end of the second quarter 2002.

     For the six months ended June 30, 2002, cost of goods sold decreased $52,547, or 12%, compared to the same six-month period in 2001. This decrease was due mainly to the decrease in sales volume for 2002, offset by additional costs incurred to replace headsets mentioned above.

     Gross profit margin for the three months ended June 30, 2002 was $509,196, or 58%, as compared to $826,611, or 66% for the six months ended June 30, 2001. This decline was a result of an increase in production costs due to the increase in domestic production to facilitate smaller production runs, along with the additional cost effect of replacing headsets, as mentioned above.

     For the six months ended June 30, 2002, selling, general and administrative expenses decreased $122,588, or 7%, compared to the same six-month period in 2001. In the first quarter 2002, Pro Tech implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Liquidity and Capital Resources

     The current ratio (current assets to current liabilities) was .53 to 1.00 at June 30, 2002, as compared to .79 to 1.00 at December 31, 2001. At June 30, 2002, current liabilities exceeded current assets by $841,888.

     During the three months ended June 30, 2002, we funded working capital requirements with cash flows from operations and advances from NCT Group, Inc. (our ultimate parent company) and its affiliates. We had negative working capital of $841,888 at June 30, 2002, including the amount due to NCT and other affiliated companies of $877,267. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of product operations, and the institution of tighter controls over all expenditures.

     As a result of the reorganization and reductions of work force, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months, provided NCT and other affiliated companies do not require immediate payment on the amounts outstanding to them (see Note 8. Other Liabilities).

     At June 30, 2002, cash and cash equivalents were $57,526, of which approximately $22,000 was invested in interest-bearing money market accounts.

     Working capital deficit increased to $841,888 at June 30, 2002, from $329,136 at December 31, 2001. This $512,752 increase was due mainly to the combination of a $231,290 decrease in inventories and a $296,199 increase in other liabilities which included an increase of approximately $321,000 in amounts due to NCT and its subsidiaries for direct and allocated expenses.

     As of June 30, 2002, Pro Tech was in default on the $176,584 note payable to Westek Electronics, Inc. (included in Notes payable) plus accrued interest of $3,783 (included in Accrued expenses). Pro Tech is in discussions with the holder to extend the due date of the note. If the note is not extended, the holder may start litigation proceedings for payment.

     For the six months ended June 30, 2002, the net cash provided by operating activities was $17,111 compared to net cash used in operating activities of $160,023 for the six months ended June 30, 2001. This switch to net cash provided by operations was due primarily to the $296,199 increase in other liabilities, mainly amounts due to NCT and its subsidiaries, as well as the $231,290 decrease in inventories.

     For the six months ended June 30, 2002, the net cash used in investing activities decreased by $507,807, or 100%, compared to the same six-month period in 2001. Pro Tech did not invest cash in capital items during the six months ended June 30, 2002.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of June 30, 2002, and no material commitments are anticipated in the near future.

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


ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

   10(a) *Stock Option Agreement, dated February 1, 2002, between the Company and Keith Larkin, incorporated herein by reference to exhibit 10(a) of Pro Tech's Form 10-Q filed on May 13, 2002.

   99(a)  Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted
          pursuant   to  Section  906  of  the   Sarbanes-Oxley   Act  of  2002.

-------------------------

     *    Denotes a management contract or compensatory plan or arrangement.

(b)  Form 8-K

     On June 7, 2002, the company filed a report on Form 8-K, dated June 4, 2002 announcing a change in independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Pro Tech Communications, Inc.
                                    Registrant

                             By:      /s/ RICHARD HENNESSEY
                                      --------------------------
                                      Richard Hennessey
                                      President


                             By:      /s/ DEBRA KIRVEN
                                      --------------------------
                                      Debra Kirven
                                      Chief Financial Officer


Dated:  August 7, 2002