Form 10-Q
period 2002-09-30
PRO TECH COMMUNICATIONS INC
filed 2002-11-08
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-28602


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

              33,200,311 shares outstanding as of November 5, 2002




PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
                                                                                                  December 31,      September 30,
                                                                                                      2001               2002
                                                                                                ---------------    ---------------

ASSETS                                                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                                      $ 46,881           $ 19,785
     Accounts receivable, less allowance for doubtful
      accounts of $24,784 and $24,031, respectively                                                  219,434            168,574
     Inventories (Note 4)                                                                            945,744            620,351
     Due from officers and employees                                                                   2,876                103
     Other current assets (Note 6)                                                                     5,926             12,042
                                                                                                ---------------    ---------------
           Total current assets                                                                    1,220,861            820,855

Property and equipment, net (Note 5)                                                                 756,365            640,583

Intangible assets, net of accumulated amortization of $1,164,821
     and $1,863,713, respectively (Note 3)                                                        15,142,671         14,443,779

Note receivable from Chairman/Director                                                                59,670             62,175
Other assets                                                                                           5,353              3,157
                                                                                                ---------------    ---------------
                                                                                                $ 17,184,920       $ 15,970,549
                                                                                                ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                              $ 546,917          $ 406,895
     Accrued expenses (Note 7)                                                                       199,526            201,519
     Current portion of capital lease obligations                                                     10,083              9,124
     Other liabilities (Note 8)                                                                      620,172             73,460
     Notes payable (Note 15)                                                                         173,299            186,466
                                                                                                ---------------    ---------------
           Total current liabilities                                                               1,549,997            877,464

Noncurrent notes payable (Note 9)                                                                          -            906,232
Capital lease obligations                                                                             36,021             34,820
                                                                                                ---------------    ---------------

           Total liabilities                                                                       1,586,018          1,818,516

Series B redeemable convertible preferred stock, $.01 par value,
     $1,000 stated value, 500 shares authorized, issued and outstanding (Note 10)                    633,438            648,398

Stockholders' equity (Notes 11 and 12):
     Preferred stock, $.01 par value, authorized 998,000 shares, none issued and outstanding               -                  -
     Series A convertible preferred stock, $.01 par value, $1,000 stated
       value, authorized 1,500 shares, issued and outstanding 50 shares                               52,521             54,016
     Common stock, $.001 par value, authorized 40,000,000 and 300,000,000 shares, respectively;
       issued and outstanding 33,200,311 shares                                                       33,200             33,200
  Additional paid-in-capital                                                                      18,473,079         18,456,623
  Accumulated deficit                                                                             (3,593,336)        (5,040,204)
                                                                                                ---------------    ---------------
           Total stockholders' equity                                                             14,965,464         13,503,635
                                                                                                ---------------    ---------------
                                                                                                $ 17,184,920       $ 15,970,549
                                                                                                ===============    ===============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                              Three Months                   Nine Months
                                                                           Ended September 30,            Ended September 30,
                                                                   -----------------------------  -----------------------------
                                                                          2001           2002            2001           2002
                                                                   -------------  --------------  -------------  --------------

Net sales                                                              $ 462,034       $ 407,357    $ 1,715,004     $ 1,290,365

Cost of goods sold                                                       189,749         209,275        616,108         583,087
                                                                   -------------  --------------  -------------  --------------
     Gross profit                                                        272,285         198,082      1,098,896         707,278

Selling, general and administrative                                      996,678         576,337      2,669,901       2,126,972
                                                                   -------------  --------------  -------------  --------------

     Loss from operations                                               (724,393)       (378,255)    (1,571,005)     (1,419,694)

Other income/(expense):
     Interest income                                                       1,655             753          3,738           2,377
     Interest expense                                                     (7,236)        (15,268)       (16,313)        (34,931)
     Other miscellaneous                                                      52           1,260            689           5,380
                                                                   -------------  --------------  -------------  --------------

Net loss                                                                (729,922)       (391,510)    (1,582,891)     (1,446,868)

Adjustments attributable to preferred stock (Notes 10, 11 and 12):
   Preferred stock beneficial conversion feature                         105,229           4,966        105,229          45,810
   Preferred stock dividend                                                4,046           5,544         18,439          16,455
                                                                   -------------  --------------  -------------  --------------

Net loss attributable to common stockholders                          $ (839,197)     $ (402,020)  $ (1,706,559)   $ (1,509,133)
                                                                   =============  ==============  =============  ==============

Basic and diluted loss per share                                         $ (0.03)        $ (0.01)       $ (0.05)        $ (0.05)
                                                                   =============  ==============  =============  ==============

Weighted average common shares outstanding - basic and dilu           33,171,140      33,200,311     31,971,241      33,200,311
                                                                   =============  ==============  =============  ==============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                     For the Nine Months Ended
                                                                                                      September 30,
                                                                                          ---------------------------------------
                                                                                                2001                  2002
                                                                                          -----------------     -----------------
Cash flows from operating activities:
     Net loss                                                                                $ (1,582,891)         $ (1,446,868)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
        Note payable issued for services provided                                                       -               385,201
        Provision for doubtful accounts                                                                 -                  (753)
        Depreciation and amortization                                                             773,914               821,239
        Gain on sale of fixed assets                                                                 (350)                    -
        Changes in operating assets and liabilities:
           Decrease in accounts receivable                                                        151,727                51,614
           (Increase) decrease in inventories                                                    (276,673)              325,393
           (Increase) decrease in receivable from officers and employee                            (8,211)                  268
           Increase in other assets                                                               (42,408)               (4,447)
           Increase (decrease) in accounts payable                                                 79,975              (140,022)
           Increase in accrued expenses                                                           176,195                19,608
           Increase (decrease) in other liabilities                                               194,399               (25,681)
                                                                                          -----------------     -----------------
              Net cash used in operating activities                                            $ (534,323)            $ (14,448)
                                                                                          -----------------     -----------------

Cash flows from investing activities:
     Capital expenditures                                                                      $ (523,448)                  $ -
     Proceeds on sale of fixed asset                                                                  350                     -
                                                                                          -----------------     -----------------
              Net cash used in investing activities                                            $ (523,098)                  $ -
                                                                                          -----------------     -----------------

Cash flows from financing activities:
     Proceeds from:
        Issuance of preferred stock                                                             $ 500,000                   $ -
     Payments made on:
        Issuance/conversion costs on preferred stock                                              (88,338)                    -
        Capital lease obligations and notes payable                                                (4,031)              (12,648)
                                                                                          -----------------     -----------------
              Net cash provided by (used in) financing activities                               $ 407,631             $ (12,648)
                                                                                          -----------------     -----------------

Net decrease in cash and cash equivalents                                                      $ (649,790)            $ (27,096)
Cash and cash equivalents - beginning of period                                                   776,381                46,881
                                                                                          -----------------     -----------------
Cash and cash equivalents - end of period                                                       $ 126,591              $ 19,785
                                                                                          =================     =================

Supplemental disclosures of cash flow information:
Cash paid during the nine months ended for:
   Interest                                                                                        $    -              $ 17,030
                                                                                          =================     =================

Supplemental disclosures of non-cash investing and financing activities:

Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital by $18,439 and $16,455 for the nine months ended September 30, 2001 and 2002, respectively, for the 4% dividend attributable to preferred stock.
Pro Tech obtained an asset under a capital lease for $6,038 during the nine months ended September 30, 2002.

PRO TECH COMMUNICATIONS, INC.
SEPTEMBER 30, 2002

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," "the Company" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America applicable to interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

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

2.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options and convertible preferred stock have not been included, as the effect would be antidilutive.

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS No. 142, we are required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS No. 141 did not have a significant impact on our financial statements. Adoption of SFAS No. 142 required us to evaluate the future cash flows of those products identified as using the patent rights included under our intangible asset. Using the guidelines in SFAS No. 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated future cash flows were then compared to the carrying value of our intangible asset. As of January 1, 2002, we did not have an impairment on the intangible asset. In accordance with SFAS No. 142, we will continue to monitor activities associated with our intangible asset for possible impairments.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We believe adoption of SFAS No. 145 will have no material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe SFAS No. 146 will have no material effect on our financial statements.

4.   Inventories:

     Inventories consisted of the following:
                                             December 31,      September 30,
                                                  2001               2002
                                           -----------------  -----------------
Finished goods                                     $ 609,852          $ 402,298
Raw materials                                        273,202            188,483
Work in progress                                      62,690             29,570
                                           -----------------  -----------------
   Total Inventories                               $ 945,744          $ 620,351
                                           =================  =================

5.   Property and Equipment, net:

     Property and equipment, net consisted of the following:

                                              December 31,      September 30,
                                                  2001               2002
                                           -----------------  -----------------
Production molds                                   $ 454,076          $ 454,076
Office equipment                                     146,556            146,556
Production equipment                                  39,514             39,514
Leased equipment                                      79,235             85,273
Leasehold improvements                               315,050            315,050
Vehicles                                              12,414             12,414
Marketing displays                                    16,160             16,160
                                           -----------------  -----------------
    Total cost                                     1,063,005          1,069,043
Less accumulated depreciation
  and amortization                                   306,640            428,460
                                           -----------------  -----------------
   Total Property and equipment, net               $ 756,365          $ 640,583
                                           =================  =================

     Depreciation expense for the nine months ended September 30, 2001 and 2002 was $75,021 and $121,820, respectively.

6.   Other Current Assets:

     Other current assets consisted of the following:

                                              December 31,      September 30,
                                                  2001               2002
                                            ----------------  -----------------
Prepaid inventory purchases                              $ -            $ 5,978
Deposits on leased equipment                           5,926              6,064
                                            ----------------  -----------------
   Total Other current assets                        $ 5,926           $ 12,042
                                           =================  =================

7.   Accrued Expenses:

     Accrued expenses consisted of the following:

                                               December 31,      September 30,
                                                  2001               2002
                                           -----------------  -----------------
Accrued warranty expense                            $ 96,391           $ 74,058
Accrued payroll and related expenses                  43,670             75,128
Accrued vacation                                      24,205             23,127
Accrued lease payable                                 14,565             18,072
Other accrued expenses                                20,695             11,134
                                           -----------------  -----------------
   Total Accrued expenses                          $ 199,526          $ 201,519
                                           =================  =================

8.   Other Liabilities:

     Other liabilities consisted of the following:

                                               December 31,      September 30,
                                                  2001               2002
                                           -----------------  -----------------
Due to NCT Group, Inc.                             $ 195,298                $ -
Due to NCT Hearing Products, Inc.                    325,733                  -
Due to NCT Europe                                     35,111             45,184
Due to Factor (see Note 13)                           64,030             28,276
                                           -----------------  -----------------
   Total Other liabilities                         $ 620,172           $ 73,460
                                           =================  =================


     On September 30, 2002, the amounts due to NCT Group, Inc. (our ultimate parent company) and NCT Hearing Products, Inc. were exchanged into a long-term note payable. See Note 9 - Noncurrent Notes Payable.

9.   Noncurrent Notes Payable:

     On September 30, 2002, $906,232, representing the amount due to NCT Group, Inc. ("NCT") and NCT Hearing Products, Inc. at September 30, 2002, was exchanged into a promissory note due to NCT Hearing Products, Inc., bearing interest at prime (4.75% at September 30, 2002), due on April 1, 2004.

10.  Series B Redeemable Convertible Preferred Stock:

     On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $419,000 in cash, net of fees and expenses, in exchange for the Preferred Stock-B. The Preferred Stock-B has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of common stock of our ultimate parent NCT. The conversion rate into Pro Tech common stock is the lesser of: (i) the lowest average closing bid price for a share of Pro Tech common stock for any consecutive five-day period out of 15 trading days preceding the date of such  conversion,  less a discount of 20%; or
(ii) $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of exchange, less a discount of 20%. In accordance with Emerging Issues Task Force ("EITF") 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the Preferred Stock-B issuance. This entry was a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature is to be recognized as an increase to preferred stock and a decrease to additional paid-in capital over the period from the date of issuance to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). The entire amount of this beneficial conversion was recognized as of December 31, 2001 due to the redemption rights of the holders (see below).

     For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-B. Using a cumulative dividend of 4% per annum on the stated value, which is payable upon conversion or exchange in either cash or common stock, dividends on the Preferred Stock-B were $5,041 and $14,961 for the three and nine-month periods ended September 30, 2002, respectively.

     We have classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, at September 30, 2002, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applies and mandates treatment of the shares as temporary equity.

     The Preferred Stock-B is carried on our balance sheet as of September 30, 2002 at $648,398, the redemption value, which is comprised of 125% of the stated value of $500,000; plus accrued dividends of $23,398.

     As of September 30, 2002, none of the Preferred Stock-B had been converted into Pro Tech common shares or exchanged into NCT common shares.

11.  Stockholders' Equity:

     The changes in stockholders' equity during the nine months ended September 30, 2002, were as follows:



                                        Balance         Exchange/       Dividend on                        Balance
                                          at         Conversion of      Preferred          Net                At
                                       12/31/01     Preferred Stock       Stock           Loss             9/30/02
                                    -------------  ----------------   -----------    ------------      -------------


Series A preferred stock:  Shares             50                -                                               50
                           Amount       $ 52,521                -         1,495               -           $ 54,016

Common stock:              Shares     33,200,311                -             -               -         33,200,311
                           Amount       $ 33,200                -             -               -           $ 33,200


Additional paid-in capital:         $ 18,473,079                -       (16,456)              -       $ 18,456,623

Accumulated deficit:                $ (3,593,336)               -             -      (1,446,868)      $ (5,040,204)



12.  Capital Stock:

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

     For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-A. Using a cumulative dividend of 4% per annum on the stated value, which is payable upon conversion or exchange in either cash or common stock, dividends on the Preferred Stock-A were $504 and $1,495 for the three and nine-month periods ended September 30, 2002, respectively.

     During the nine-month period ended September 30, 2002, there were no shares of Preferred Stock-A converted into Pro Tech common stock or exchanged into NCT common stock.

Common Stock

     The number of shares of common stock required to be reserved for issuance was approximately 56 million at September 30, 2002. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants.

     On July 12, 2002, Pro Tech, NCT and the holder of eight convertible notes payable issued by NCT entered into an agreement. Under this agreement, the holder of the notes payable waived her right to exchange such notes into Pro Tech common shares. In consideration of these waivers, the holder was given a warrant for 20 million shares of NCT common stock. Prior to this agreement, the convertible notes payable were exchangeable into Pro Tech common stock at prices ranging from $0.03 to $0.14 per share, or a total of approximately 215 million shares.

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

Authorized Shares

     Effective February 14, 2002, the Pro Tech Board of Directors approved an increase in the number of authorized shares of common stock from 40 million to 300 million, and approved an increase in the number of shares of common stock available for issuance under the 1998 Stock Option Plan from 2 million to 30 million. On April 12, 2002, Pro Tech held its annual meeting of stockholders, in connection with which the majority shareholder of Pro Tech also approved the increases in authorized shares of common stock and in shares of common stock available for issuance under the 1998 Stock Option Plan. The increase in authorized shares was effective as of August 5, 2002, upon acceptance by the Secretary of State of Florida of Articles of Amendment to the Amended and Restated Articles of Incorporation of Pro Tech. The increase in shares authorized for issuance under the 1998 Stock Option Plan was effective immediately upon approval by the majority shareholder.

13.  Factoring Agreement:

     Pro Tech is a party to a factoring agreement with Goodman Factors, Inc. The agreement requires us to offer for factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount, and interest at the rate of 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.75% at September 30, 2002. In addition, at September 30, 2002 we had a "Reserve Account" in the amount of $9,803 representing not less than 15% of the aggregate unpaid gross amount of all accounts factored by Pro Tech under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, Goodman may charge an additional commitment fee, as described in the agreement. As of September 30, 2002, no such fees were required. Such factored receivables are subject to acceptance by Goodman. Goodman also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

     At September 30, 2002, accounts receivable factored under this agreement and still outstanding were $38,079, of which $28,276 had been received under the recourse provisions, and is included in Other Liabilities (see Note 8. Other Liabilities). Total fees and interest expense incurred under this arrangement amounted to $1,782 and $1,031, respectively, during the three months ended September 30, 2002 and $5,207 and $2,571, respectively, during the nine months ended September 30, 2002.

14.  Business Segment Results

     During 2001, management identified two new business segments in which the company will direct its focus. These two business segments are: (i) the Telecommunications Systems Integration Business Segment; and (ii) the Call Center Operations Business Segment. As of September 30, 2002, neither of these segments is deemed to be reportable segments in accordance with SFAS 131. Prior to establishment of these two new business segments, Pro Tech was predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as the Product Business Segment. We evaluate segment performance based on net sales and operating income. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable balance sheet or statements of operations data (below operating income).

     No geographic information is disclosed as our primary market and capital investments were concentrated in the United States.

Business segment data is as follows:






                                                                                Segment
                                                    --------------------------------------------------------------
                                                                        Telecom
                                                         Product        Systems       Call Center        Total
                                                        Business      Integration     Operations        Segments
                                                    --------------------------------------------------------------

For the three months ended
 September 30, 2002:
   Sales to external  customers                       $  363,287           32,503         11,567      $  407,357
   Other revenue - other operating  segments          $        -                -              -      $        -
   Net (loss) income                                  $ (386,319)          (9,516)         4,325      $ (391,510)

For the three months ended
 September 30, 2001:
   Sales to external  customers                       $  440,130           24,525         (2,621)     $  462,034
   Other revenue - other operating  segments          $        -                -              -      $        -
   Net (loss) income                                  $ (619,728)         (35,347)       (74,847)     $ (729,922)


                                                                                Segment
                                                    --------------------------------------------------------------
                                                                        Telecom
                                                         Product        Systems       Call Center        Total
                                                        Business      Integration     Operations        Segments
                                                    --------------------------------------------------------------

For the nine months ended September 30, 2002:
   Sales to external  customers                      $ 1,180,995           97,803         11,567     $ 1,290,365
   Other revenue - other operating  segments         $         -                -              -     $         -
   Net (loss) income                                 $(1,404,978)          (7,317)       (34,573)    $(1,446,868)

For the nine months ended September 30, 2001:
   Sales to external  customers                      $ 1,645,739           61,886          7,379     $ 1,715,004
   Other revenue - other operating  segments         $         -                -              -     $         -
   Net (loss) income                                 $(1,453,487)         (23,240)      (106,164)    $(1,582,891)

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

     The Call Center Operations Business Segment: During 2001, we launched the Call Center Operations Business. We have adopted and installed the latest customer relationship management technologies and strategies in order to achieve business segment objectives. As of December 21, 2001, we suspended operations in the Call Center Operations Business due to poor performing contracts. We have reorganized this business segment and have resumed operations during the third quarter of 2002.

15.  Liquidity

     Pro Tech has incurred recurring losses from operations since its inception, aggregating approximately $5.0 million through September 30, 2002. These losses, which include the cost for development of products for commercial use, have been funded primarily from product sales, the sale of common stock and convertible preferred stock and services provided by NCT and its subsidiaries.

     In addition, Pro Tech had negative working capital of $56,609 at September 30, 2002. Pro Tech has taken steps to reduce its working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures.

     As a result of the aforementioned steps that Pro Tech has put into place, management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements for the next 12 months.

     Pro Tech successfully renegotiated its note payable to Westek Electronics, Inc. The resulting $180,493 note payable has interest at 8.5% and payment terms of $3,500 due on the last day of each month starting on August 31, 2002 through May 31, 2003 with the remaining balance due on June 27, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2002

Description of Business

     Pro Tech operates mainly in the lightweight headset industry. During 2001, we expanded into the telecommunications systems integration business and the call center operations business (see Note 14. Business Segments Results for further discussion of these operations).

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

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on March 13, 2002, in the Notes to the Financial Statements,
Note 1. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, asset impairments and the accrual for warranty expense.

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

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Net loss for the three months ended September 30, 2002 decreased $338,412, or 46%, from the same three-month period in 2001 due to a decrease in selling, general and administrative expenses of $420,341, offset by a decrease in the gross profit margin of $74,203.

     Total revenues for the three months ended September 30, 2002 decreased $54,677, or 12%, compared to the same three months ended September 30, 2001.
This decrease was the result of a reduction in sales from our fast-food headsets.

     Revenue from our fast-food headsets decreased approximately $115,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. The decreased demand, along with an increase in competition, caused us to reduce sales prices in our major fast-food headset categories. In addition, a portion of this decrease was related to a component failure issue that we experienced with one of our suppliers during the second quarter of 2001. Although this component issue has been resolved, we continued to honor our customer agreements by replacing headsets, therefore resulting in fewer new sales to these customers. These replacement agreements were completed as of September 30, 2002.

     For the three months ended September 30, 2002, cost of goods sold increased $19,526, or 10%, compared to the same three-month period in 2001. This increase was due mainly to the completion of replacement agreements mentioned above. We worked with our customers and resolved the remaining open headset replacements by September 30, 2002.

     Gross profit margin for the three months ended September 30, 2002 was $198,082, or 49%, as compared to $272,285, or 59% for the three months ended September 30, 2001. This decline was a result of an increase in production costs due to the increase in domestic production to facilitate smaller production runs, along with the additional cost effect of replacing headsets, as mentioned above.

     For the three months ended September 30, 2002, selling, general and administrative expenses decreased $420,341, or 42%, compared to the same three-month period in 2001. In the first quarter 2002, Pro Tech implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of product operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Net loss for the nine months ended September 30, 2002 decreased $136,023, or 9%, from the same nine-month period in 2001 due to a decrease in gross profit margin of $391,618, offset by a decrease in selling, general and administrative expenses of $542,929.

     Total revenues for the nine months ended September 30, 2002 decreased $424,639, or 25%, compared to the same nine months ended September 30, 2001.
This decrease was the result of a reduction in sales from our fast-food headsets.

     Revenue from our fast-food headsets decreased approximately $438,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. The decreased demand, along with an increase in competition, caused us to reduce sales prices in our major fast-food headset categories. In addition, a portion of this decrease was related to a component failure issue that we experienced with one of our suppliers during the second quarter of 2001. Although this component issue has been resolved, we continue to honor our customer agreements by replacing headsets, therefore resulting in fewer new sales to these customers. These replacement agreements were completed as of September 30, 2002.

     For the nine months ended September 30, 2002, cost of goods sold decreased $33,021, or 5%, compared to the same nine-month period in 2001. This decrease was due mainly to the decrease in sales volume for 2002, offset by additional costs incurred to replace headsets mentioned above.

     Gross profit margin for the nine months ended September 30, 2002 was $707,278, or 55%, as compared to $1,098,896, or 64% for the nine months ended September 30, 2001. This decline was a result of an increase in production costs due to the increase in domestic production to facilitate smaller production runs, along with the additional cost effect of replacing headsets, as mentioned above.

     For the nine months ended September 30, 2002, selling, general and administrative expenses decreased $542,929, or 20%, compared to the same nine-month period in 2001. In the first quarter 2002, Pro Tech implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Liquidity and Capital Resources

     The current ratio (current assets to current liabilities) was .94 to 1.00 at September 30, 2002, as compared to .79 to 1.00 at December 31, 2001. At September 30, 2002, current liabilities exceeded current assets by $56,609.

     During the nine months ended September 30, 2002, we funded working capital requirements with cash flows from operations and advances from NCT Group, Inc. (our ultimate parent company) and its affiliates. We had negative working capital of $56,609 at September 30, 2002, including the amount due to an NCT affiliate of $45,184. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of product operations, and the institution of tighter controls over all expenditures.

     As a result of the reorganization and reductions of work force, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months.

     At September 30, 2002, cash and cash equivalents were $19,785.

     Working capital deficit decreased to $56,609 at September 30, 2002, from $329,136 at December 31, 2001. This $272,527 decrease in negative working capital was due mainly to the exchange of the amounts owed to NCT Group, Inc. and NCT Hearing Products, Inc. to noncurrent liabilities in conjunction with the signing of a secured promissory note due on April 1, 2004. See Note 8 - Other Liabilities and Note 9 - Noncurrent Notes Payable for further details. Offsetting this decrease in current liabilities was a decrease in inventories of $325,393.

     For the nine months ended September 30, 2002, the net cash used in operating activities was $14,448 compared to $534,323 for the nine months ended September 30, 2001. This $519,875 decrease was due primarily to the $325,393 decrease in inventories for the nine months ended September 30, 2002 compared to the $276,673 increase in inventories for the nine months ended September 30, 2001.

     For the nine months ended September 30, 2002, the net cash used in investing activities decreased by $523,098, or 100%, compared to the same nine-month period in 2001. Pro Tech did not invest cash in capital items during the nine months ended September 30, 2002.

     For the nine months ended September 30, 2002, the net cash used in financing activities was $12,648 compared to a net cash provided by financing activities of $407,631 for the same period in 2001. During the nine months ended September 30, 2001, Pro Tech received approximately $500,000 from the issuance of preferred stock. We did not issue any preferred stock during the nine months ended September 30, 2002.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of September 30, 2002, and no material commitments are anticipated in the near future.

ITEM 4.   CONTROLS AND PROCEDURES

     Pro Tech management, including the President and the Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this report. Based on that evaluation, the President and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and the Chief Financial Officer completed their evaluation.

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

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10(a)*Stock Option Agreement, dated February 1, 2002, between the Company and Keith Larkin, incorporated herein by reference to exhibit 10(a) of Pro Tech's Form 10-Q filed on May 13, 2002.
     99(a)Certification of Form 10-Q for the quarterly period ended June 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99 (a) of Pro Tech's Form 10-Q filed on August 7, 2002.
     99(b)Certification  of Form 10-Q for the quarterly  period ended  September
          30, 2002 pursuant to 18 U.S.C.  Section  1350, as adopted  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002. -----------------------

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


                                         Pro Tech Communications, Inc.
                                             Registrant



                                         By: /s/ RICHARD HENNESSEY
                                             -------------------------------
                                                 Richard Hennessey
                                                 President



                                         By: /s/ DEBRA KIRVEN
                                             -------------------------------
                                                 Debra Kirven
                                                 Chief Financial Officer


Dated: November 8, 2002

            CERTIFICATION OF PRESIDENT (Principle Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Richard Hennessey, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Pro  Tech
     Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                  /s/ RICHARD HENNESSEY
                                         -------------------------------
                                         Richard Hennessey
                                         President (Principle Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Debra Kirven, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Pro  Tech
     Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                  /s/ DEBRA KIRVEN
                                         -------------------------------
                                         Debra Kirven
                                         Chief Financial Officer