Form 10-K
period 2002-12-31
PRO TECH COMMUNICATIONS INC
filed 2003-03-31
CIK 945481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number: 000-28602

                          Pro Tech Communications, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                           59-3281593
 ---------------------------------------          ----------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

      4492 Okeechobee Rd
     Fort Pierce, Florida                                     34947
 -----------------------------------------        ----------------------------
(Address of Principal Executive Offices)                    (Zip Code)


       Registrant's Telephone Number, Including Area Code: (772) 464-5100.

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, was approximately $160,000 (based upon the last sale price of $0.03 per share on June 28, 2002, on the National Association of Securities Dealers Automated Quotation System).

                                     PART I

ITEM 1. BUSINESS

A.   General

Pro Tech Communications, Inc., throughout this document referred to as "Pro Tech," "we," "our," or "us," was incorporated in 1994 under the laws of the State of Florida and has its principal executive offices at 4492 Okeechobee Rd, Fort Pierce, Florida. From its formation on August 30, 1991 to October 31, 1994, the business was conducted by Pro Tech Systems, a limited partnership organized under the laws of the State of California. Keith Larkin, the Chairman of the Board of Pro Tech, was general partner of Pro Tech Systems and there were 12 limited partners in the limited partnership. From August 1991 until June 1993, the limited partnership was involved in engineering and designing lightweight telecommunications headsets as well as preliminary marketing efforts for the products. From June 1993 until October 1994, Pro Tech Systems was engaged in limited manufacturing and marketing activities for its products. On November 1, 1994, all of the assets of Pro Tech Systems were transferred to Pro Tech as consideration for the issuance of 2,000,000 shares of our common stock, par value $.001 per share. These shares were subsequently distributed on a pro rata basis to each of the partners of the partnership. Effective December 13, 1994, Pro Tech Systems was formally dissolved. On September 13, 2000, Pro Tech sold 23,702,750 shares of its common stock, representing approximately 83% of outstanding common stock, to NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT," in exchange for exclusive rights to certain NCT technologies for use in lightweight cellular, multimedia and telephony headsets.

Pro Tech operates mainly in the lightweight headset industry. During the fiscal year ended December 31, 2001, we expanded into the telecommunication integration business and the call center operations business (see section L. Business Divisions for further discussion of these operations).

Pro Tech presently designs, develops, manufactures and markets lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design. Our marketing strategy involves the sale of our products directly to the commercial headset market as a replacement for competitors' products. We presently sell to the commercial headset market comprised of fast food companies and other large quantity users of headset systems. We have recently completed development of several other headsets for the telephone user market including telephone operating companies, government agencies, business offices, and professional telephone centers. Our products include:

o   The ProCom Headset
o   The Apollo Headset
o   The Apollo Freedom Series Headset
o   The Gemini Amplifier (telephone)
o   The USB Adapter
o   The DSP Intelligent Microphone
o   The Manager's Headset
o   The A-10 Amplifier (telephone)
o   The A-27 Amplifier
o   The Active Series Headset
o   The Trinity Headset

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

The Apollo.

The Apollo headset is Pro Tech's most advanced, lightweight headset design sold for use with telephone users in the call center and small office market. It incorporates the use of advanced microphone and speaker components and is designed for durability and comfort over long periods. The Apollo headset was introduced on August 1, 2001 and since then has been sold directly through Pro Tech's sales force and the Internet. It has also been sold indirectly through our established distributor base in the United States, Canada and Europe.

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

The Gemini Amplifier.

Introduced on August 1, 2001, the Gemini amplifier is our latest amplifier. It is a full feature unit designed to be used in nearly all phone and/or PC phone configurations in the call center and small office market. The user has full control of receive and transmit sound levels in addition to being able to work directly with the latest multi-media configurations employing analog or digital technologies. This amplifier's circuitry has been awarded a patent by the United States Patent and Trademark Office. The Gemini amplifier was awarded "Best of Show" in the category Best Desktop/Agent Productivity Tools at the 12th Annual Call Center & CRM Solutions Conference & Exposition held in February 2002.

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

The DSP Intelligent Microphone.

The DSP Intelligent microphone is designed to serve those market niches where the use of a headset is not wanted although the user still requires the need for headset functionality such as speech recognition and speech enabling input/output PC gaming applications. This product allows for the receiving of sound to be very focused in addition to eliminating all background noise. Pro Tech is currently directing a portion of our sales and marketing efforts towards these emerging PC markets.

The Manager's Headset.

The manager's headset is a lightweight over-the-ear fast food headset, which provides improved comfort to the fast food store manager monitoring drive-thru activity. It was introduced and favorably received by the marketplace in February of 2000. We will continue to offer this headset in our fast food product line for the year 2003.

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

D.   Marketing and Sales

Pro Tech presently intends to market products primarily through our officers and staff, utilizing industry contacts and calling upon potential purchasers. We also supplement the marketing efforts of our employees by using electronic commerce from our web site along with independent sales representatives and strategic marketing agreements.

The following summarizes Pro Tech's key alliances:

--------------------------- -------------------- -------------------------------
                             Date Relationship
  Key Marketing Alliances       Established             Applications
--------------------------- -------------------- -------------------------------
The McDonald's Corporation       April 1995       Aftermarket Fast Food Headsets
Hello Direct                     April 2000       Marketing Agreement
3M Corporation                   April 2000       Marketing Agreement
Muzak Corporation                 July 2000       Marketing Agreement
--------------------------- -------------------- -------------------------------

Pro Tech markets and will continue to market our headsets directly to the commercial headset market as a replacement for our competitors' headsets. Examples of such purchasers include fast food companies and franchisees and other large quantity users of commercial headset systems. We entered into a non-binding business relationship agreement with the McDonald's Corporation that allows us to sell our products on a non-exclusive basis to McDonald's franchises and company-owned restaurants. Initial test sales to McDonald's and its franchisees by Pro Tech and Pro Tech Systems included sales to more than 3,500 McDonald's restaurants. Penetration increased to more than 11,000 restaurants during the fiscal year ending December 31, 2002.

As Pro Tech expands, we will continue to direct marketing and sales efforts toward: (1) telephone operating companies; (2) telephone system manufacturers;
(3) personal computer manufacturers; and (4) government agencies. To exploit a developing market for telephone headsets, we have targeted manufacturers of new telephone systems and other telecommunication equipment that utilize headsets. We will also supplement the above strategies with joint ventures and marketing agreements with companies with complementary technologies. Although we presently intend to sell our products to several large telephone users, there can be no assurance that we will be successful in such efforts. Other potential large volume purchasers of headsets are manufacturers of personal computers, especially when headsets become a standard telephone accessory. In addition, we plan to market our products to government agencies. Pro Tech's headsets have been approved for sale to Boeing, a prime contractor of NASA, for use by astronauts in space travel. To date, we have had minimal sales to Boeing for prototype headsets. While profits from government contracts are anticipated to be minimal, such sales enhance the credibility and reputation of the selected headset and its manufacturer, especially within the telephone industry.

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

In addition to marketing our technology through existing marketing alliances as described above, as of December 31, 2002, Pro Tech had an internal sales and marketing force of 3 employees, 2 independent sales representative and our executive officers and directors.

E.   Manufacturing

Pro Tech is currently outsourcing nearly all components from several Far East suppliers who build each component according to Pro Tech's specifications. Pro Tech will continue to adhere to past cost reduction policies and will be expanding its outsourced Far East manufacturing operations to support the current and future projected sales volumes. Pro Tech plans a full migration of this production capacity from U.S. operations to offshore operations as the demand for its products increases. An interruption in the supply of a component for which Pro Tech is unable to readily procure a substitute source of supply could temporarily result in Pro Tech's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, Pro Tech has not experienced any shortages; however, in order to meet forecasted customer requirements, Pro Tech has under contract multiple suppliers for several key components in order to reduce the risk in a disruption of the supply chain. At December 31, 2002, the value of our inventory was $592,536.

Pro Tech believes that its Fort Pierce, Florida office presently possesses sufficient capacity for its current needs. In the event that sales volumes were to exceed the capabilities of the Fort Pierce location or Pro Tech's supply chain from the Far East were to be disrupted, Pro Tech would immediately enter into subcontracting arrangements for products with other third parties. A delay in establishing such arrangements, if necessary, could adversely affect Pro Tech's ability to deliver products on a timely basis to its customers, which in turn could adversely affect Pro Tech's operations. Pro Tech, however, believes that subcontracting the manufacture of Pro Tech's products could be accomplished on short notice given the simple design of Pro Tech's products.

F.   Concentrations of Credit Risk

Pro Tech sells products and services to distributors and end users in various industries worldwide. As outlined below, our four largest customers accounted for approximately 46% of revenues during the fiscal year ended December 31, 2002 and 27% of gross accounts receivable at December 31, 2002. We do not require collateral or other security to support customer receivables.

                                               As of December 31, 2002,
                                             And for the year then ended
                                       --------------------------------------
                                            Accounts
   CUSTOMER                                Receivable             Revenue
   -----------------------------       ----------------    ------------------
   Muzak                                 $     6,871         $     483,550
   McDonalds                                  12,754               137,004
   Ageis                                      13,284                70,928
   3M Corporation                             17,817                69,338
   All Other                                 137,544               888,129
                                       ----------------    ------------------
                          Total          $   188,270         $   1,648,949
                                       ================    ==================

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

G.   Competition

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. We are aware of several companies who manufacture telephone headsets. Primary among our competitors is Plantronics, Inc., the world's largest manufacturer of lightweight telephone headsets. Plantronics was founded by Mr. Larkin, Pro Tech's Chairman. We estimate Plantronics' share of the market to be approximately 46% worldwide. Plantronics reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $311 million for the fiscal year 2002. Our other major competitor is GN Netcom, Inc. In 1997, GN NetCom, Inc. purchased UNEX Corporation and ACS Wireless and in calendar year 2000 announced the purchase of Hello Direct. ACS Wireless was founded by Mr. Larkin. We believe GN Netcom, Inc. has a market share of approximately 20% worldwide. These companies are well established and have substantially more management, technical, financial, marketing, manufacturing and product development resources than Pro Tech.

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

In addition to direct competition from other companies offering lightweight telephone headsets, Pro Tech may face indirect competition from technological advances such as interactive voice response systems which require no human operators for certain applications such as account balance inquiries or airplane flight information. We believe that this competition will be more than offset by increased demand for headsets as voice telecommunication applications expand.

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

J.   Proprietary Protection

Pro Tech owns one technology patent which was granted in 2001. We intend to seek patent protection on our inventions at the appropriate time in the future. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued from any applications or that any patent issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage. Pro Tech may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on our operations.

Pro Tech also has a license to utilize certain patent-protected technologies (described below) in the area of noise reduction which are owned by NCT, its ultimate parent company. NCT is highly experienced in noise reduction technology and has developed headphone, headset and earmuff products incorporating noise reduction for a wide variety of applications.

Active Noise Reduction ("ANR") processes a correcting signal that is equal to but opposite from an offending noise. The two sound fields cancel each other to give a greatly reduced noise level.

ClearSpeech(TM) noise reduction algorithm electronically strips background noise from speech, even when the noise is in the same frequency band as the speech and where there is no independent measure of the interfering noise. This is achieved by noting the unique characteristics of speech as compared to general noise and adaptively adjusting a multitude of complex filters to let through only those signal components that represent the wanted speech signal.

Certain of Pro Tech's employees involved in engineering are required to enter into confidentially agreements as a condition of employment. We do not currently own any registered trademarks, although we intend to file trademark registration applications in the future with respect to distinguishing marks.

K.   Employees

As of December 31, 2002, Pro Tech had 11 full-time employees, including 5 persons in administration and shipping, 3 persons in sales and marketing and 3 persons in assembly and production. None of our employees are represented by a collective bargaining unit, and we believe that our relationship with our employees is good.

L.   Business Divisions

Pro Tech operates in three business divisions: headset products, telecommunication integration, and call center operations. The headset division encompasses the design, development, manufacturing and marketing of lightweight headsets for commercial use. The telecommunication integration division was launched in 2001 to sell and install simple to sophisticated analog, digital and IP phone systems. The call center operation was launched in 2001 to take advantage of an expertise in a specialized niche of the medical market. In December 2001, management suspended call center operations due to poor performing contracts. Pro Tech reorganized this division and resumed limited operations during the third quarter 2002. All of these divisions operate predominantly within the North American geographic area.

M.   Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission, known as the SEC. You may read and copy any document we file at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Pro Tech's common stock began trading on the NASD OTC Bulletin Board on March 22, 1996. Our stock is currently being traded under the symbol "PCTU." The following table sets forth the average high and low bid prices of the common stock as reported by the NASD's OTC Bulletin Board for each of the fiscal quarters during the fiscal year ended October 31, 2000; the interim two-month period ended December 31, 2000; and the fiscal years ended December 31, 2001 and 2002. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

     Year ended December 31, 2001          High            Low
-------------------------------------    --------       --------
  First Quarter                           $0.750         $0.281
  Second Quarter                          $0.500         $0.090
  Third Quarter                           $0.180         $0.100
  Fourth Quarter                          $0.130         $0.050

     Year ended December 31, 2002          High            Low
-------------------------------------    --------       --------
  First Quarter                           $0.070         $0.040
  Second Quarter                          $0.050         $0.020
  Third Quarter                           $0.035         $0.020
  Fourth Quarter                          $0.021         $0.010

On March 12, 2003, the last reported sale of Pro Tech's common stock as reported by the NASD OTC Bulletin Board was $0.015. As of March 12, 2003, there were 56 record holders of the common stock, representing approximately 600 beneficial owners.

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

See Notes to Financial Statements: Note 8 - Series B Redeemable Convertible Preferred Stock and Note 9 - Capital Stock for a description of our sales of unregistered securities within the last three fiscal years.

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


                                                         For the Year                  For the Two           For the Year
                                                            Ended                      Months Ended             Ended
                                                         October 31,                   December 31,          December 31,
                                         -------------------------------------------   ------------  ------------------------------
                                            1998            1999           2000           2000             2001           2002
                                         -------------   ------------  -------------   ------------  --------------  --------------
STATEMENTS OF OPERATIONS DATA:

Net sales                                 $ 1,142,482     $1,090,551    $ 1,562,484     $  307,902     $ 2,175,306    $  1,648,949

Cost of goods sold                            470,450        414,931        623,555        129,378         920,127         774,316
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Gross profit                            672,032        675,620        938,929        178,524       1,255,179         874,633

Selling, general and administrative           882,385        893,384      1,275,290        545,586       3,655,711       2,703,425
Impairment charge on intangible assets              -              -              -              -               -      11,500,000
Provision for doubtful accounts                38,835          3,771          7,990          1,574           9,958          29,800
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Loss from operations                   (249,188)      (221,535)      (344,351)      (368,636)     (2,410,490)    (13,358,592)
Other income (expense):
  Interest income (expense), net               24,719          9,181        (31,715)        (8,713)        (20,262)        (51,290)
  Miscellaneous income                             89            697          1,726          1,029           4,305           5,004
  Loss on disposal of fixed assets                  -         (9,408)             -              -          (2,945)              -
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Loss before income taxes               (224,380)      (221,065)      (374,340)      (376,320)     (2,429,392)    (13,404,878)
Income tax expense (benefit)                     (964)             -              -              -               -                -
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Net loss                               (223,416)      (221,065)      (374,340)      (376,320)     (2,429,392)    (13,904,878)
Less:
Preferred stock beneficial conversion               -              -      3,569,000              -          79,190          45,810
Preferred stock embedded dividend                   -              -        375,000              -          62,661               -
Dividend accretion on preferred stock               -              -          5,425         10,027          24,085          22,000
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Net loss attributable to common
           stockholders -
           as previously reported            (223,416)      (221,065)    (4,323,765)      (386,347)     (2,595,328)    (13,472,688)

Adjustment of beneficial conversion (3)             -              -      2,444,000              -               -               -
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Net loss attributable to common
           stockholders - as adjusted     $  (223,416)    $ (221,065)    (1,879,765)    $ (386,347)    $(2,595,328)   $(13,472,688)
                                         =============   ============  =============   ============  ==============  ==============

Basic and diluted net loss per share
           attributable to common
           stockholders - as previously
           reported                             (0.05)         (0.05)         (0.57)         (0.01)          (0.08)          (0.41)

Adjustment of beneficial conversion (3)             -              -           0.32              -               -               -
                                         -------------   ------------  -------------   ------------  --------------  --------------

      Basic and diluted net loss per share
           attributable to commons
           stockholders - as adjusted     $     (0.05)    $    (0.05)   $     (0.25)    $    (0.01)    $     (0.08)   $      (0.41)
                                         =============   ============  =============   ============  ==============  ==============

Weighted average number
       of common shares outstanding (1)     4,254,000      4,254,000      7,537,855     28,248,438      32,281,034      33,200,311
                                         =============   ============  =============   ============  ==============  ==============


                                                         October 31,                                 December 31,
                                         -------------------------------------------   --------------------------------------------
                                            1998             1999           2000          2000             2001           2002
                                         -------------   ------------  -------------   ------------  --------------  --------------
BALANCE SHEET DATA:
 Total assets                               1,158,898        945,377     18,652,665     18,264,130      17,184,920       4,163,492
 Total current liabilities                    209,845        209,300        662,956        651,313       1,541,386         866,537
 Long-term debt                                     -          8,089          3,687          3,115          44,632       1,102,931
 Accumulated deficit                         (192,219)      (413,284)      (787,624)    (1,163,944)     (3,593,336)    (16,998,214)
 Stockholders' equity(2)                      949,053        727,988     17,986,022     17,609,702      14,965,464       1,540,586
 Working capital/(deficit)                    724,769        494,148      1,419,819      1,205,686        (320,525)        (19,543)


(1) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.
(2)  Pro Tech has never declared nor paid cash dividends on common stock.
(3) See Note 18 - Adjustment included in October 2000 financial statements in our Notes to Financial Statements.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Notes to Financial Statements: Note 1 - Organization and Summary of Significant Accounting Policies. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, asset impairments and the accrual for warranty expense.

RESULTS OF OPERATIONS

The Year Ended  December  31, 2002 As Compared  To The Year Ended  December  31,
2001:

Net loss for the year ended December 31, 2002 increased approximately $10,975,000, or 452%, compared to the year ended December 31, 2001. This increase was due mainly to the recognition of a $11,500,000 intangible assets impairment charge. Also included is the net effect of a reduction of approximately $952,000 in selling, general and administrative expenses, offset by a decrease of approximately $381,000 in gross profit margin.

Net sales generated during the year ended December 31, 2002 decreased approximately $526,000, or 24%, compared to the year ended December 31, 2001. Pro Tech continued the sale of products through distributors, augmenting these sales with direct sales from our own outbound telemarketing operation. During the year ended December 31, 2002, we sold a total of 60,540 headsets and headset related products, as compared to 70,803 during the same period 2001, a 14% decrease.

Revenues from the fast food market decreased approximately $473,000 in 2002 as compared to the same period in 2001. Net unit sales of fast food headsets decreased 23% due mainly to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. In addition, a portion of this decrease was related to a component failure issue that we experienced with one of our suppliers during the second quarter 2001. Although this component issue has been resolved, we continued to honor our customer agreements by replacing defective headsets, therefore resulting in fewer new sales to these customers. These replacement agreements were completed as of September 30, 2002.

Revenues from the radio market decreased approximately $118,000 in 2002 compared to the same period in 2001. After evaluating the revenues and costs of this market, we determined that it was not profitable for us and decided to exit this market during the first quarter of 2002.

Revenues from the telephone market increased approximately $85,000 in 2002 compared to the same period in 2001. We have determined that the telephone market is the growth market for our products and will focus our resources toward expanding our presence in that market. We have faced delays in introduction of new products for this market due to a lack of working capital. We and NCT Hearing are actively pursuing new investments to utilize the technologies and other assets available to us to expand and improve our product line for this market.

Cost of goods sold for the year ended December 31, 2002 decreased approximately $146,000, or 16%, compared to the same period in 2001. This decrease was due mainly to the decrease in sales volume for 2002, offset by additional costs incurred to replace headsets in connection with the component issue mentioned above.

Gross margin percent decreased from 57.7% for the year ended December 31, 2001 to 53.0% for the year ended December 31, 2002. This decline was a result of an increase in production costs due to the increase in domestic production to facilitate smaller production runs, along with the additional cost effect of replacing headsets in connection with the component issue mentioned above.

Selling, general and administrative expenses for the year ended December 31, 2002 decreased approximately $952,000, or 26%, compared to the year ended December 31, 2001. In the first quarter 2002, Pro Tech implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation. The decrease in expenses was due mainly to a decrease of approximately $636,000 in payroll and related expenses, combined with a decrease of approximately $253,000 in marketing, advertising and public relations.

Impairment charge on intangible assets was $11,500,000 for the year ended December 31, 2002. We are required to test the recoverability of our long-lived assets (which include our intangible assets) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of December 31, 2002, we have not been able to exploit the technologies underlying our intangible assets due to the lack of available working capital during the fiscal year 2002. Although we and NCT continue to try to obtain sufficient working capital to produce the new products we have identified and developed that use the technology included in our intangible assets, we determined that, given our current situation, recoverability testing was appropriate at December 31, 2002. We determined that the carrying amount of such assets were greater than their fair value. Using the estimated discounted future cash flows attributable to the new products utilizing the technology, or the fair value of the assets, we determined the carrying amount of the assets was impaired by approximately $11,500,000.

Interest expense for the year ended December 31, 2002 increased approximately $30,000, or 119%, from the comparable year ended December 31, 2001. This increase was due to interest charges of approximately $21,000 from NCT Hearing. These charges were incurred on the outstanding note payable to NCT Hearing. The outstanding note payable represents amounts owed to NCT Hearing for services provided to Pro Tech by NCT Hearing and its affiliated companies, as well as cash advances. As of December 31, 2002, the balance of the outstanding note payable, including interest, was $1,064,703.

The Year Ended December 31, 2001 As Compared To The Year Ended December 31, 2000 (Unaudited):

Net loss for the year ended December 31, 2001 increased $1,650,050, or 212%, over the year ended December 31, 2000. This increase is attributed to the following: (1) Pro Tech was adversely impacted by the September 11, 2001 terrorist attack. We experienced a major reduction in demand for our products after the attack; therefore, reducing the actual sales gains over the previous year. Actual revenues for the period September 12 through December 31 decreased from $584,000 in 2000 to approximately $480,000 in 2001; (2) amortization expense associated with the September 2000 acquisition of certain intangible personal property from NCT Hearing increased from approximately $234,000 in 2000 to approximately $933,000 in 2001 due to a full year's amortization; (2) payroll and related expenses increased approximately $785,000 due to additional personnel, increased health benefit expenses, and salary increases for the current year; (3) expenses charged by the parent company including overhead and specific employee time allocations; and (4) growing competition in Pro Tech's distributor selling channel in the fast food market causing a deterioration of gross margins.

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

Pro Tech continued the sale of products through distributors, augmenting these sales with direct sales from our own outbound telemarketing operation. During the year ended December 31, 2001, we sold a total of 70,803 headsets and headset related products, as compared to 46,314 headsets during the same 2000 period, a 53% increase. Net unit sales of fast food headsets increased 27% primarily from the expansion of sales distribution channel previously mentioned. Consistent with the our objectives, the indirect distribution channel accounted for 88% of net revenues and 86% of unit volumes versus 77% of net revenues and 78% of unit volumes in the comparable 2000 period. We successfully maintained our relationship with the McDonald's Corporation and were selected to be a part of the McDonald's International Owner Operator's trade show in April 2002. Sales from outside the fast food market were only $450,660 for the year ended December 31, 2001, as a result of delays in the market introduction of the telephone product line. These delays were the result of the lack of working capital required to successfully enter this market. On July 30, 2001, we received a capital infusion of $500,000 to support this working capital requirement.

Gross margin percent decreased 3.2% from the comparable year end period in 2000 as a result of our desire to regain lost market share due to price competition in the fast food headset market as well as a temporary increase in manufacturing of certain products here in the U.S.

Selling, general and administrative expenses for the year ended December 31, 2001 increased approximately $1,873,000, or 105%, over the comparable year ended December 31, 2000. This increase was the result of the following: (1) amortization expense associated with the 2000 acquisition of certain intangible personal property from NCT Hearing increased from approximately $234,000 in 2000 to approximately $933,000 in 2001; (2) payroll and related expenses increased $785,000 for the year ended December 31, 2001 over the comparable 2000 period; and (3) expenses charged by the parent company including overhead and specific employee time allocations increased approximately $131,000 over the comparable 2000 period.

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

Selling, general and administrative expenses for the two-month period ended December 31, 2000 were $561,044 or 182% of revenues versus $145,119 or 124% of revenues in the comparable 1999 period. This increase was the result of the following: (1) due to the transaction resulting in the acquisition of the intangible property from NCT Hearing, we incurred approximately $155,000 of amortization expense of such intangible property and an allocation of overhead expense which amounted to approximately $115,000 for the two-month period ended December 31, 2000; and (2) we increased our marketing and advertising expenses to $5,088 from $2,482 in the comparable 1999 two-month period as a result of an increase in expenses in marketing material from the use of an alternative source along with the decision to increase our attendance at trade shows showing targeted return on investments.

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

LIQUIDITY AND CAPITAL RESOURCES

During the current fiscal year ended December 31, 2002, we funded working capital requirements with continued use of our short-term factoring arrangement and advances from NCT (our ultimate parent company) and its affiliates. In addition, NCT paid expenses on behalf of Pro Tech, which had been allocated to them. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of product operations, and the institution of tighter controls over all expenditures. Subsequent to December 31, 2002, Pro Tech received over $190,000 in cash advances from NCT to fund our working capital needs during 2003. Management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements through December 31, 2003. In order to maximize the potential of the telephone user market and to enable us to expand into additional markets, including government agencies and personal computers, we will require additional capital. We will seek to raise additional financing as a result of our relationship with NCT and NCT Hearing.

On March 27, 2002, we were able to roll the outstanding loan from Westek Electronics, a stockholder, for $162,750 into a new note for $176,584, which included accrued interest payable from the old note. The new note became payable on June 27, 2002. We were able to roll this note plus accrued interest into a $180,493 note with interest at 8.5% and payment terms of $3,500 due on the last day of each month starting on August 31, 2002 through May 31, 2003 with the remaining balance due on June 27, 2003.

At December 31, 2002, cash and cash equivalents were $13,624.

The current ratio (current assets to current liabilities) was .98 to 1.00 at December 31, 2002, as compared to .79 to 1.00 at December 31, 2001. Pro Tech had a working capital deficit of $19,543 at December 31, 2002 as opposed to a deficit of $320,525 at December 31, 2001. This $300,982 decrease in working capital deficit was due mainly to the exchange of $556,142 of current liabilities, representing amounts owed to NCT and its subsidiaries as of December 31, 2001, into noncurrent liabilities in conjunction with the signing of a secured promissory note due on April 1, 2004. See Notes to Financial
Statements: Note 5 - Other Liabilities and Note 7 - Noncurrent Notes Payable Due to Affiliates for further details. In addition, we decreased our outstanding accounts payable by approximately $120,000. Offsetting these decreases in current liabilities was a decrease in inventories of approximately $353,000.

Cash flows used in operating activities was $10,276 during the year ended December 31, 2002. This use of funds was driven primarily by the 2002 generated net loss (excluding the $11,5000,000 impairment charge) of $1,904,878 and the decrease of approximately $120,000 in accounts payable. These uses of funds were offset by depreciation and amortization expense of $1,093,778, an approximate $509,000 increase in notes payable for services received; a decrease in accounts receivable of approximately $56,000 and a decrease in inventories of approximately $353,000 (including a current provision of $10,000).

The net cash used by financing activities was $22,414 during the year ended December 31, 2002, due to payments made on notes payable and capital lease obligations.

Pro Tech has no lines of credit with banks or other lending institutions.

Capital Expenditures

There were no material commitments for capital expenditures as of December 31, 2002, and no material commitments are anticipated in the near future.

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

ITEM 8. FINANCIAL STATEMENTS

The Reports of the Independent Auditors, Eisner LLP and Morgan, Jacoby, Thurn, Boyle & Associates, P.A., and the financial statements and accompanying notes are attached.


                                                                                        Page
                                                                                        -----
Independent Auditors' Report (Eisner LLP)                                                F-1
Independent Auditors' Report (Morgan, Jacoby, Thurn, Boyle & Associates, P.A.)           F-2
Balance Sheets as of December 31, 2001 and 2002                                          F-3
Statements of Operations for the year ended October 31, 2000; the two months
ended December 31, 2000; and the years ended December 31, 2001 and 2002                  F-4

Statements of Stockholders' Equity for the year ended October 31, 2000; the two
months ended December 31, 2000; and the years ended December 31, 2001 and 2002           F-5

Statements of Cash Flows for the year ended October 31, 2000; the two months
ended December 31, 2000; and the years ended December 31, 2001 and 2002                  F-6

Notes to Financial Statements                                                            F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On June 4, 2002, the Company notified its principal independent accountant, Morgan, Jacoby, Thurn, Boyle & Associates, P.A. ("MJTB") that the auditing services of MJTB would no longer be required. MJTB's dismissal was approved by the Pro Tech's Board of Directors.

During Pro Tech's year ended December 31, 2001; the two months ended December 31, 2000; and the years ended October 31, 2000 and 1999, and for the subsequent interim period, there were no disagreements with MJTB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MJTB, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The report of MJTB, dated March 1, 2002, on Pro Tech's financial statements as of and for the year ended December 31, 2001; the two months ended December 31, 2000; and the years ended October 31, 2000 and 1999, included in Pro Tech's 2001 Annual Report on Form 10-K, did not contain an adverse opinion and was not qualified or modified as to audit scope or accounting principles.

On June 4, 2002, Pro Tech engaged the accounting firm of Eisner LLP ("Eisner") as principal independent accountant to audit the financial statements of Pro Tech for the fiscal year ending December 31, 2002. The engagement was authorized by Pro Tech's Board of Directors. During the year ended December 31, 2001; the two months ended December 31, 2000; and the year ended October 31, 2000, and the subsequent interim period, neither Pro Tech nor any person on Pro Tech's behalf consulted Eisner regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Pro Tech's financial statements, except for consultations regarding consolidation into NCT Group, Inc.'s (Pro Tech's ultimate parent company) financial statements audited by Eisner.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of Pro Tech as of March 11, 2003.

 Name                    Age              Positions and Offices
 ----------------------  -----   -----------------------------------------------
 Keith Larkin             79     Chairman of the Board
 Richard Hennessey        43     President, Chief Operating Officer and Director
 Michael J. Parrella      55     Director
 Irene Lebovics           50     Director
 Cy E. Hammond            48     Director
 Mark Melnick             44     Secretary
 Debra Kirven             38     Chief Financial Officer and Treasurer

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

Cy E. Hammond currently serves as a director of Pro Tech. He is Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. On September 4, 1997, Mr. Hammond was elected to serve as Acting Chief Financial Officer, Treasurer and Assistant Secretary of NCT Audio
Products,  Inc.  On  January 5, 2000,  he was  elected to serve as Acting  Chief
Financial Officer, Treasurer and Assistant Secretary for Advancel Logic Corporation. On August 20, 2002, Mr. Hammond was elected to serve as President and Treasurer of DMC New York, Inc. He also serves as Treasurer for the following NCT subsidiaries: Artera Group, Inc., Chaplin Patents Holding Company, Inc., Distributed Media Corporation, DMC HealthMedia Inc., Midcore Software, Inc., NCT Far East, Inc., NCT Hearing Products, Inc., NCT Muffler, Inc., and NCT Video Displays, Inc. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond also serves as a director of various NCT subsidiaries, as follows: Artera Group, Inc., ConnectClearly.com, Inc., DMC Cinema, Inc., DMC New York, Inc., NCT Video Displays, Inc., Artera Group International Limited, and Noise Cancellation Technologies (Europe), Inc.

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

To Pro Tech's knowledge, based solely on review of the copies of such reports furnished to us and representations that no other reports were required, Pro Tech believes that all filing requirements applicable to its officers, directors, and greater than 10% shareholders were complied with during the period from January 1, 2002 to December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by all persons who served as Chief Executive Officer during the last calendar year and by each other executive officer receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to Pro Tech during the fiscal year ended October 31, 2000; the two months ended December 31, 2000 and the fiscal years ended December 31, 2001 and 2002.


                                                                                              Securities
                                                                           Other              Underlying                All
Name and                                                                  Annual           Options/Warrants            Other
    Principal Position          Year       Salary            Bonus      Compensation             SARs(#)            Compensation
---------------------------   ---------  --------------     ---------  ---------------    -------------------    -----------------
Keith Larkin
  Chairman of the Board        10/31/00   $  22,500               -               -                     -                 -
                               12/31/00   $   7,500               -               -                     -                 -
                               12/31/01   $  56,750               -               -               540,000                 -
                               12/31/02   $   7,500               -               -               250,000                 -
Richard Hennessey
  President                    10/31/00   $  77,000               -               -                     -                 -
                               12/31/00   $  16,000               -               -               250,000                 -
                               12/31/01   $ 142,896  (a)          -               -                     -                 -
                               12/31/02   $ 151,667  (a)          -               -                     -                 -


(a) The 2001 amount includes $21,250 of salary accrued but not paid during 2001. This amount was paid during 2002. The 2002 amount does not include the $21,250 accrued for in 2001, but does include $62,500 of salary accrued but not paid during 2002.

Compensation Arrangements with Certain Officers and Directors

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

In addition, Messrs. Larkin and Hennessey have been granted stock options under the 1998 Stock Option Plan as described below.

Compensation of Directors

On February 1, 2002, Pro Tech and Mr. Larkin entered into an agreement regarding compensation to Mr. Larkin for his services as Chairman of the Board of Directors of Pro Tech. This agreement provides for the following:

     1. Options to purchase 250,000 shares of Pro Tech common stock (described below)
     2. Coverage under the health benefit plans then in effect for employees of Pro Tech
     3. A nominal salary of $4,550 per annum included in the above noted compensation table.

No other directors of Pro Tech have received any fees for serving as a director.

                2002 Aggregated Option and Warrant Exercises and
                   December 31, 2002 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the year ended December 31, 2002 and the unexercised options and warrants held and the value thereof at that date, by each of Mr. Larkin and Mr. Hennessey.


                                                                     Number of Shares
                                                                        Underlying                        Value of Unexercised
                         Number of                                 Unexercised Options                    In-the-Money Options
                          Shares                                     and Warrants at                        And Warrants at
                         Acquired                                   December 31, 2002                      December 31, 2002
                            On              Value       ----------------------------------------    ----------------------------
Name                    Exercise (#)       Realized       Exercisable (#)     Unexercisable (#)     Exercisable     Unexercisable
-----------------     ----------------    -----------   -------------------  -------------------    -----------     ------------
Keith Larkin                      -                -             790,000                    -           $ -              $ -

Richard Hennessey                 -                -             437,500               62,500           $ -              $ -


During the fiscal year ended October 31, 2000; the two months ended December 31, 2000; and the fiscal years ended December 31, 2001 and 2002, neither Mr. Larkin nor Mr. Hennessey exercised any stock options. The fair market value of Pro Tech's common stock as of December 31, 2002 was less than the exercise price for both Mr. Larkin's and Mr. Hennessey's stock options. Accordingly, as of December 31, 2002, Mr. Larkin's and Mr. Hennessey's unexercised stock options had no value as indicated above.

1996 Stock Option Plan

On April 15, 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Plan provided for the grant of options to purchase up to an aggregate of 590,000 of authorized but unissued shares of common stock (subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations) to officers, directors, consultants, and other persons rendering services to Pro Tech. The 1996 Plan terminated on April 15, 2002. As of December 31, 2002, there were no options outstanding under this Plan.

1998 Stock Option Plan

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers and employees of and consultants to Pro Tech. The 1998 Plan originally authorized the issuance of options to purchase up to 500,000 shares of common stock and was increased to 2,000,000 shares of common stock on August 11, 2000. The authorized shares for this plan was increased to 30,000,000 on April 12, 2002 at Pro Tech's annual meeting of stockholders.

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

On February 1, 2002, the Board of Directors granted options to Mr. Larkin to purchase up to 250,000 shares of common stock at an exercise price of $0.06 per share, the fair market value on the date of grant. The options vested on the date of grant. The options expire on February 1, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning the shares of common stock beneficially owned as of March 12, 2003 by each person who: (1) to the knowledge of Pro Tech, was the holder of 5% or more of the common stock of Pro Tech as of such date; (2) serves as a director of Pro Tech; (3) was among the five most highly compensated executive officers of Pro Tech (including Pro Tech's Chief Executive Officer) in the fiscal year ending December 31, 2002; and by all executive officers and directors of Pro Tech as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                                Amount and
                                                 Nature of          Approximate
                                                Beneficial          Percentage
  Name of Beneficial Owner                     Ownership (1)       Of Class (1)
  --------------------------------------  ---------------------  ---------------
  Keith Larkin                                1,550,000   (2)        4.5%
  Richard Hennessey                             437,500   (3)        1.3%
  Michael J. Parrella                                 -   (4)           -
  Irene Lebovics                                      -   (4)           -
  Cy E. Hammond                                       -   (4)           -
  NCT Hearing Products, Inc.                 27,102,174   (5)       81.6%
  Alpha Capital Aktiengesellschaft           67,458,985   (6)       67.0%
  Zakeni Limited                              9,105,535   (7)       21.5%
  All Executive Officers and Directors
     as a Group (7 persons)                   1,987,500              5.7%

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

(2) Includes 790,000 shares of common stock underlying stock options that are presently exercisable. 540,000 of such stock options are exercisable at $0.17 per share and expire on June 1, 2008; 250,000 of such stock options are exercisable at $0.06 per share and expire on February 1, 2009. Also includes 240,000 shares of common stock owned by The Seek Foundation, an organization described in Section 501(c)(3) of the Internal Revenue Code of 1954, as amended. The directors of such organization are Keith Larkin and his wife, Cynthia Larkin. Excludes 40,000 shares held by Westek Electronics, a company controlled by Mr. Larkin's son and 400 shares held by Mr. Larkin's grandchildren, shares over which Mr. Larkin disclaims beneficial ownership.

(3)  Includes shares of common stock from stock option  agreements,  as follows:
     (1) 250,000 shares of common stock underlying stock option agreements, all of which are presently exercisable (of such options, 50,000 expire on August 4, 2003 and 200,000 expire on August 13, 2004); and (2) 250,000 shares of common stock underlying a stock option agreement, of which 187,500 are presently exercisable (the 250,000 options expire on November 28, 2007).

(4) Messrs. Parrella and Hammond, and Ms. Lebovics are officers of, and Mr. Parrella and Ms. Lebovics serve as directors of, NCT Group. NCT Hearing is a wholly-owned subsidiary of NCT Group. Mr. Parrella and Ms. Lebovics are directors of NCT Hearing and disclaim beneficial ownership in respect of Pro Tech's common stock held by NCT Hearing.

(5) The address of NCT Hearing Products, Inc. is 20 Ketchum Street, Westport, Connecticut 06880. Mr. Parrella, Chairman of the Board of NCT Hearing Products, Inc., has voting and dispositive control over Pro Tech shares on behalf of NCT Hearing.

(6) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of Pro Tech's shares on behalf of Alpha Capital. In addition to shares owned, includes shares of common stock that Alpha Capital has the right to acquire pursuant to the exercise of a currently exercisable warrant for 1,000,000 shares. Also includes shares of common stock that Alpha Capital has the right to acquire pursuant to its right to convert its 500 shares of our Series B Convertible Preferred Stock for our common stock plus accretion thereon at 4% per annum through March 12, 2003. Such conversion shares were determined using 80% of an assumed $0.01 price per share five-day average closing bid price of the 15-day trading period immediately preceding the assumed conversion. Pursuant to a contractual restriction between Pro Tech and Alpha Capital, Alpha Capital is prohibited from holding in excess of 4.99% of our common stock at any given time, subject to certain exceptions.

(7) Includes shares of common stock that Zakeni Limited has the right to acquire pursuant to the exercise of a currently exercisable warrant for 2,250,000 shares. Also includes shares of common stock that Zakeni Limited has the right to acquire pursuant to its right to convert its 50 shares of Pro Tech Series A Convertible Preferred Stock for our common stock plus accretion thereon at 4% per annum through March 12, 2003. Such conversion shares were determined using 80% of an assumed $0.01 price per share five-day average closing bid price of the 15-day trading period immediately preceding the assumed conversion. The business address of Zakeni Limited is 620 Wilson Avenue, Suite 501, Toronto, Ontario, Canada MSK 1Z3. Sheldon Salcman, Vice President, has voting and dispositive control of Pro Tech's shares on behalf of Zakeni Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. CONTROLS AND PROCEDURES.

Pro Tech's President and the Chief Financial Officer, conducted an evaluation of the effectiveness of Pro Tech's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15(d)-14) within 90 days of the filing of this report. Based on that evaluation, the President and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and the Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a) (1) Financial Statements. The following financial statements are filed as part of this Form 10-K.

     Independent Auditors' Report (Eisner LLP)

     Independent Auditors' Report (Morgan, Jacoby, Thurn, Boyle & Associates, P.A.)

     Balance Sheets as of December 31, 2001 and 2002

     Statements of Operations for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the years ended December 31, 2001 and 2002

     Statements of Stockholders' Equity for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the years ended December 31, 2001 and 2002

     Statements of Cash Flows for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the years ended December 31, 2001 and 2002

     Notes to Financial Statements

     (2)  Financial   Statements   Schedules-   Schedules  are  omitted  as  not
          applicable or not required

     (3) Exhibits including those Incorporated by Reference.

          10 (a) *Stock Option Agreement, dated February 1, 2002, between the Company and Keith Larkin, incorporated herein by reference to exhibit 10(a) of Pro Tech's Form 10-Q filed on May 13, 2002.

          16   Change  in   certifying   accountants,   dated   June  4,   2002,
               incorporated herein by reference to Pro Tech's current report on Form 8-K filed on June 7, 2002.

          99 (a) Certification of Form 10-K for the fiscal year ended December 31, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *    Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     On June 7, 2002, the company filed a report on Form 8-K, dated June 4, 2002 announcing a change in independent accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                          PRO TECH COMMUNICATIONS, INC.
                                  (Registrant)


                 By:  /s/ RICHARD HENNESSEY
                      _______________________________________
                      Richard Hennessey, President


                 By:  /s/ DEBRA KIRVEN
                      _______________________________________
                      Debra Kirven, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              Signature                                    Capacity                             Date
   ----------------------------------------  ----------------------------------------------------------------------------------


     /s/ RICHARD HENNESSEY                             Director and President             March 31, 2003
   ----------------------------------------
         Richard Hennessey


    /s/ KEITH LARKIN                                   Chairman of the Board              March 31, 2003
   ----------------------------------------
         Keith Larkin


    /s/ MICHAEL J. PARRELLA                            Director                           March 31, 2003
   ----------------------------------------
         Michael J. Parrella


    /s/ CY E. HAMMOND                                  Director                           March 31, 2003
   ----------------------------------------
         Cy E. Hammond


    /s/ IRENE LEBOVICS                                  Director                          March 31, 2003
   ----------------------------------------
         Irene Lebovics


            CERTIFICATION OF PRESIDENT (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard Hennessey, certify that:

1. I have reviewed this annual report on Form 10-K of Pro Tech Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                /s/ RICHARD HENNESSEY
                                -----------------------------------------
                                Richard Hennessey
                                President (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Debra Kirven, certify that:

1. I have reviewed this annual report on Form 10-K of Pro Tech Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                             /s/ DEBRA KIRVEN
                             ------------------------
                             Debra Kirven
                             Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Pro Tech Communications, Inc.

We have audited the accompanying balance sheet of Pro Tech Communications, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Eisner LLP

New York, New York
January 31, 2003

With respect to Note 1(a)
March 31, 2003

                          Independent Auditors' Report

The Board of Directors
Pro Tech Communications, Inc.:

We have audited the accompanying balance sheet of Pro Tech Communications, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001. These financial statements are the responsibility of Pro Tech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
-----------------------------------------------------
    Morgan, Jacoby, Thurn, Boyle & Associates, P.A.

Vero Beach, Florida
March 1, 2002


PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS

                                                                                                       December 31,
                                                                                        ---------------------------------------
                                                                                              2001                  2002
                                                                                        ------------------     ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                               $     46,881          $    13,624
     Accounts receivable, less allowance for doubtful accounts
        of $24,784; and $27,309, respectively                                                     219,434              160,961
     Inventories, net of reserves (Note 2)                                                        945,744              592,536
     Due from officer/stockholder and employees                                                     2,876               63,113
     Other current assets                                                                           5,926               16,760
                                                                                        ------------------     ----------------
                     Total current assets                                                       1,220,861              846,994

Property and equipment, net (Note 3)                                                              756,365              601,183

Intangible assets (at adjusted cost for 2002),
     net of accumulated amortization of
     $1,164,821 and $2,096,677, respectively (Note 1)                                          15,142,671            2,710,815

Due from officer/stockholder                                                                       59,670                    -
Other assets                                                                                        5,353                4,500
                                                                                        ------------------     ----------------
                                                                                             $ 17,184,920          $ 4,163,492
                                                                                        ==================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $    546,917          $   426,976
     Accrued expenses (Note 4)                                                                    199,526              222,980
     Current portion of capital lease obligations (Note 12)                                        10,083                9,662
     Due to factor (Note 11)                                                                       64,030               34,165
     Other liabilities due to affiliates (Notes 5 and 7)                                          556,142                    -
     Notes payable (Note 6)                                                                         1,938                2,150
     Notes payable to stockholder (Note 6)                                                        162,750              170,604
                                                                                        ------------------     ----------------
                     Total current liabilities                                                  1,541,386              866,537

Noncurrent notes payable (Note 6)                                                                   8,611                6,461
Noncurrent notes payable due to affiliates (Note 7)                                                     -            1,064,703
Capital lease obligations (Note 12)                                                                36,021               31,767
                                                                                        ------------------     ----------------

                     Total liabilities                                                          1,586,018            1,969,468
                                                                                        ------------------     ----------------

Commitments (Note 12)

Series B redeemable convertible preferred stock, $.01 par value, $1,000
     stated value, authorized, issued and outstanding 500 shares (Note 8)                         633,438              653,438
                                                                                        ------------------     ----------------

Stockholders' equity (Notes 9 and 10):
     Preferred stock, $.01 par value, authorized 998,000 shares, none
          issued and outstanding                                                                        -                    -
     Series A convertible preferred stock, $.01 par value, $1,000 stated
          value, authorized 1,500 shares, issued and outstanding 50 shares                         52,521               54,521
     Common stock, $.001 par value, authorized 40,000,000 and 300,000,000
          shares, respectively; issued and outstanding 33,200,311 shares                           33,200               33,200
     Additional paid-in-capital                                                                18,473,079           18,451,079
     Accumulated deficit                                                                       (3,593,336)         (16,998,214)
                                                                                        ------------------     ----------------
                     Total stockholders' equity                                                14,965,464            1,540,586
                                                                                        ------------------     ----------------
                                                                                             $ 17,184,920          $ 4,163,492
                                                                                        ==================     ================
The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
                                                                                                            For the Year
                                                                  For the Year      Two Months                 Ended
                                                                     Ended            Ended                  December 31,
                                                                   October 31,     December 31,    --------------------------------
                                                                      2000             2000            2001              2002
                                                                 ---------------  --------------   --------------    --------------

Net sales                                                         $   1,562,484    $    307,902     $  2,175,306      $  1,648,949

Cost of goods sold                                                      623,555         129,378          920,127           774,316
                                                                 ---------------  --------------   --------------    --------------

        Gross profit                                                    938,929         178,524        1,255,179           874,633

Selling, general and administrative expenses                          1,275,290         545,586        3,655,711         2,703,425
Impairment charge on intangible assets                                        -               -                -        11,500,000
Provision for doubtful accounts                                           7,990           1,574            9,958            29,800
                                                                 ---------------  --------------   --------------    --------------

       Loss before other income (expense)                              (344,351)       (368,636)      (2,410,490)      (13,358,592)

Other income (expense) :
    Interest income                                                       4,877             721            4,530             3,109
    Interest expense                                                    (36,592)         (9,434)         (24,792)          (54,399)
    Miscellaneous income                                                  1,726           1,029            4,305             5,004
    Loss on disposal of fixed assets                                          -               -           (2,945)                -
                                                                 ---------------  --------------   --------------    --------------

Net loss                                                          $    (374,340)   $   (376,320)    $ (2,429,392)     $(13,404,878)

Adjustments attributable to preferred stock (Notes 8 and 9):
   Preferred stock beneficial conversion feature                  $   3,569,000    $          -     $     79,190          $ 45,810
   Preferred stock embedded dividend requirement                        375,000               -           62,661                 -
   Preferred stock dividend (accretion)                                   5,425          10,027           24,085            22,000
                                                                 ---------------  --------------   --------------    --------------

Net loss attributable to common stockholders - as reported        $  (4,323,765)   $   (386,347)    $ (2,595,328)     $(13,472,688)

Adjustment of beneficial conversion (Note 18)                         2,444,000               -                -                 -
                                                                 ---------------  --------------   --------------    --------------

Net loss attributable to common stockholders - as adjusted        $  (1,879,765)   $   (386,347)    $ (2,595,328)     $(13,472,688)
                                                                 ===============  ==============   ==============    ==============

Basic and diluted loss per share attributable to common
   stockholders - as previously reported                          $       (0.57)   $      (0.01)    $      (0.08)     $      (0.41)

Adjustment of beneficial conversion (Note 18)                              0.32               -                -                 -
                                                                 ---------------  --------------   --------------    --------------

Basic and diluted loss per share attributable to common
   stockholders - as adjusted                                     $       (0.25)   $      (0.01)    $      (0.08)     $      (0.41)
                                                                 ===============  ==============   ==============    ==============

Weighted average common shares outstanding -
   basic and diluted                                                  7,537,855      28,248,438       32,281,034        33,200,311
                                                                 ===============  ==============   ==============    ==============

The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY  (Note 9)

                                                   Series A
                                                   Preferred               Common
                                                     Stock                  Stock
                                            ----------------------    ---------------------
                                             Shares     Amount         Shares     Amount
Balance at October 31, 1999                      -    $       -       4,254,000    $ 4,254

Issue common stock under
     stock option plans (Note 10)                -            -          12,000         12

Issue common stock in exchange for certain
     intangible assets including 279,688
     shares issued as issuance costs
     net or related,
     issuance costs of $179,678                  -            -      23,982,438     23,982

Sale of preferred stock                      1,500    1,500,000               -          -

Dividend on preferred stock                      -        5,425               -          -

Net loss                                         -            -               -          -
                                            ---------------------    ---------------------
Balance at October 31, 2000                  1,500    1,505,425      28,248,438     28,248

Dividend on preferred stock                      -       10,027               -          -

Net loss                                         -            -               -          -
                                            ---------------------    ---------------------
Balance at December 31, 2000                 1,500    1,515,452      28,248,438     28,248

Exchange/conversion of preferred stock      (1,450)  (1,478,578)      4,951,873      4,952

Issuance costs on sale of Series B
     Preferred Stock (Note 8)                    -            -            -          -

Redemption adjustment on Series B
   Preferred Stock (Note 8)                      -            -            -          -

Dividend on preferred stock                      -       15,647            -          -

Net loss                                         -            -            -          -
                                            ---------------------    ---------------------
Balance at December 31, 2001                    50       52,521      33,200,311     33,200

Dividend on preferred stock                      -        2,000            -          -

Net loss                                         -            -            -          -

                                            ---------------------    ---------------------
Balance at December 31, 2002                    50    $  54,521      33,200,311   $ 33,200
                                            =====================    =====================

The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY  (Note 9)

                                              Additional
                                               Paid in         Accumulated
                                               Capital            Deficit          Total
                                             --------------    --------------    ------------

Balance at October 31, 1999                   $  1,137,018       $  (413,284)     $   727,988

Issue common stock under
     stock option plans (Note 10)                    4,548                 -            4,560

Issue common stock in exchange for certain
     intangible assets including 279,688
     shares issued as issuance costs
     net or related,
     issuance costs of $179,678                 16,103,832                 -       16,127,814

Sale of preferred stock                                  -                 -        1,500,000

Dividend on preferred stock                         (5,425)                -                -

Net loss                                                 -          (374,340)        (374,340)
                                             ---------------    --------------    ------------
Balance at October 31, 2000                     17,239,973          (787,624)       17,986,022

Dividend on preferred stock                        (10,027)                -                -

Net loss                                                 -          (376,320)        (376,320)
                                             ---------------    --------------    ------------
Balance at December 31, 2000                    17,229,946        (1,163,944)      17,609,702

Exchange/conversion of preferred stock           1,473,626                 -                -

Issuance costs on sale of Series B
     Preferred Stock (Note 8)                      (81,408)                -          (81,408)

Redemption adjustment on Series B
   Preferred Stock (Note 8)                       (125,000)                -         (125,000)

Dividend on preferred stock                        (24,085)                -           (8,438)

Net loss                                                 -        (2,429,392)      (2,429,392)
                                             ---------------    --------------    ------------
Balance at December 31, 2001                    18,473,079        (3,593,336)      14,965,464

Dividend on preferred stock                        (22,000)                -          (20,000)

Net loss                                                 -       (13,404,878)     (13,404,878)

                                             ---------------    --------------    ------------
Balance at December 31, 2002                  $ 18,451,079      $(16,998,214)     $ 1,540,586
                                             ===============    ==============    ============

The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS                                               For the Year      For the             For the Year Ended
                                                                          Ended      Two Months Ended           December 31,
                                                                       October 31,      December 31,   -----------------------------
                                                                          2000            2000             2001             2002
                                                                      --------------  -------------    --------------  -------------
Cash flows from operating activities:
       Net loss                                                        $ (374,340)     $ (376,320)      $ (2,429,392)  $(13,404,878)
       Adjustments to reconcile net loss to net
              cash used in operating activities:
           Note payable issued for services received                            -               -                  -        508,561
           Depreciation and amortization                                  128,658         164,153          1,052,737      1,093,778
           Impairment charge on intangible assets                               -               -                  -     11,500,000
           Provision for doubtful accounts                                  7,990           1,574              9,958          2,524
           Provision for obsolete inventory                                     -               -                  -         10,000
           Loss on disposal of fixed assets                                     -               -              2,945              -
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                 (223,439)         (2,007)           192,413         55,949
              (Increase) decrease in inventories, net                    (272,977)        (91,728)          (295,156)       343,208
              Decrease (increase) in other assets                           2,161          24,062              2,316        (10,683)
              Increase(decrease) in accounts payable                      116,703         (48,057)           378,167       (119,941)
              Increase in accrued expenses                                  1,777           8,235            101,876         41,071
              Increase (decrease) in other liabilities                    101,057         115,516            403,599        (29,865)
                                                                      --------------  ------------      -------------  -------------
                 Net cash used in operating activities                 $ (512,410)     $ (204,572)      $   (580,537)  $    (10,276)
                                                                      --------------  ------------      -------------  -------------
Cash flows from investing activities:
       Capital expenditures                                              (130,152)         (1,129)          (543,702)             -
       Proceeds on sale of fixed asset                                          -               -                350              -
       Net change in Due from officer/stockholder and employees               852            (417)            (4,940)          (567)
                                                                      --------------  ------------      -------------  -------------
                 Net cash used in investing activities                 $ (129,300)     $   (1,546)      $   (548,292)  $       (567)
                                                                      --------------  ------------      -------------  -------------
Cash flows from financing activities:
       Proceeds from:
           Notes payable                                                  536,145               -                  -              -
           Sale of preferred stock (net) (Notes 8 and 9)                1,020,347               -            500,000              -
           Sale of common stock (net)                                       4,560               -                  -              -
       Payment made on:
           Notes payable                                                        -         (86,170)              (797)       (11,701)
           Issuance/conversion costs on preferred stock                         -               -            (81,408)             -
           Capital lease obligations                                       (9,362)         (1,739)           (18,466)       (10,713)
                                                                      --------------  ------------     --------------  -------------
                 Net cash provided by (used in) financing activities   $1,551,690      $  (87,909)      $    399,329   $    (22,414)
                                                                      --------------   ------------    --------------  -------------
Net increase (decrease) in cash and cash equivalents                   $  909,980      $ (294,027)      $   (729,500)  $    (33,257)
Cash and cash equivalents - beginning of period                           160,428       1,070,408            776,381         46,881
                                                                      --------------  ------------     --------------  -------------
Cash and cash equivalents - end of period                              $1,070,408      $  776,381       $     46,881   $     13,624
                                                                      ==============  ============     ==============  =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                              $   36,592      $    2,072       $     10,883   $      26,293
                                                                      ==============  ============     =============== =============

Supplemental disclosures of non-cash investing and financing activities:

During the year ended October 31, 2000; the year ended December 31, 2001; and the year ended December 31, 2002, Pro Tech acquired assets under capital leases for $2,909; $55,865; and $6,038, respectively.
During the year ended December 31, 2001, Pro Tech acquired an asset under a loan for $11,346.
During the year ended October 31, 2000, Pro Tech acquired licenses and patent rights through issuance of 23,982,438 shares of common stock valued at $16,307,492.
During the year ended October 31, 2000, Pro Tech issued Series A Convertible
     Preferred Stock in exchange for the satisfaction of notes payable amounting to $299,975.
During the year ended October 31, 2000; the two months ended December 31, 2000;
     the year ended December 31, 2001; and the year ended December 31, 2002, Pro
     Tech adjusted the carrying value of preferred stock and additional paid-in-capital for a 4% dividend totaling $5,425; $10,027; $24,085; and $22,000, respectively.

The accompanying notes are an integral part of the financial statements.


                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

(1)  Organization and Summary of Significant Accounting Policies

     (a)  Organization

          Pro Tech Communications, Inc., herein referred to as "Pro Tech," "we," or "our," was organized and incorporated under the laws of the State of Florida. Our chief purpose is designing, developing, producing and marketing lightweight telephone headsets emphasizing performance and durability at a cost below that of our competitors. We presently manufacture and market headsets primarily for fast food companies and other large quantity users of headset systems. We are in the process of completing the development of several designs for the telephone user market, which includes telephone operating companies, government agencies and business offices.

          As a result of the  issuance of common  stock in  September  2000 (see
          Note 9 - Capital Stock), Pro Tech became a subsidiary of NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT." As of December 31, 2002, NCT Hearing owned approximately 81.6% of the outstanding common stock of Pro Tech.

          On December 28, 2000, we changed our year-end from October 31 to December 31 to conform to NCT. Accordingly, we reported on the two-month transition period in our Form 10-K as of December 31, 2000.

          Pro Tech has experienced recurring net losses from operations since its inception, aggregating $16,998,214 through December 31, 2002. These losses, which include the cost for development of products for commercial use and an impairment charge of $11,500,000 (see Note 1(o)), have been funded primarily from product sales, the sale of common stock and preferred stock convertible into common stock, and advances directly and indirectly from NCT (our ultimate parent company).

          In addition, Pro Tech had negative working capital of $19,543 at December 31, 2002. Pro Tech has taken steps to reduce its working capital requirements. These steps include the reorganization of its call center operations, the reduction of workforce levels in all areas of the products operations, and the institution of tighter controls over all expenditures.

          Subsequent to December 31, 2002, Pro Tech received over $190,000 in cash advances from NCT to fund our working capital needs during 2003. In addition, as a result of the steps that Pro Tech has taken, management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements through December 31, 2003.

     (b)  Cash and Cash Equivalents

          Pro Tech considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     (c)  Inventory

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     (d)  Revenue and Cost Recognition

          Pro Tech recognizes revenue as products are shipped and title has passed. Generally, each headset, depending on the model, is sold with a warranty ranging from 90 days to two years. We provide, by a current charge to income, an amount we estimate that will be needed to cover future warranty obligations for products sold with a warranty during the year. The accrued liability for warranty costs is included in accrued expenses in the balance sheet. Freight charges are charged to expense when incurred. Not all customers are billed for shipping costs; however, the amount of shipping costs collected from customers is netted against our incurred freight charges. The net amount of freight charges is included in selling, general and administrative expenses in the statements of operations.

     (e)  Property and Equipment

          Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (including assets held under capital leases). Leasehold improvements are amortized over the term of the lease. Asset lives are 3-10 years for machinery and equipment and 5 years for leasehold improvements. Repair and maintenance costs are charged to expense when incurred.

     (f)  Intangible Assets

          Intangible assets consist of licensed rights to certain technologies acquired from NCT Hearing through the issuance of common stock (see
          Note 9 - Capital Stock). Amortization is computed using the straight-line method over the initial estimated useful lives of the assets of 17.5 years. Intangible assets are periodically reviewed for impairments where the fair value is less than the carrying value. For the year ended December 31, 2002, we had an impairment charge of $11,500,000 (see Note 1(o)). Amortization expense was $77,655; $155,309; $931,857; and $931,857 for the year ended October 31, 2000;
          the two months ended December 31, 2000; and the years ended December 31, 2001and 2002, respectively. Estimated amortization expense for each of the next five years is $180,721.

     (g)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 13 - Income Taxes.

     (h)  Advertising

          The costs of advertising, promotion and marketing programs are charged to operations in the year incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs were $54,424; $5,088; $42,242; and $17,638 for the year ended October 31, 2000; the two months ended December 31, 2000; and the years ended December 31, 2001 and 2002, respectively.

     (i)  Research and Development

          Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amounts charged to expense were $41,554; $11,517; $71,097;

          and $10,377 for the year ended October 31, 2000; the two months ended December 31, 2000; and the years ended December 31, 2001 and 2002, respectively.

     (j)  Fair Value of Financial Instruments

          The estimated fair value of Pro Tech's notes receivable and current liabilities approximates the carrying amount due to the short-term nature of such financial instruments. The fair value of certain loans to or from stockholders are not readily determinable due to the related party nature of those instruments.

     (k)  Use of Estimates

          The preparation of Pro Tech's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported and/or disclosed amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Management periodically assesses and evaluates those estimates and assumptions. Actual results could differ from those estimates.

     (l)  Reclassifications

          We have reclassified some amounts in prior period financial statements to conform to the current period's presentation.

     (m)  Loss Per Common Share

          Pro Tech reports loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The potential common shares are as follows:

                                   For the year         For the two                      For the year ended
                                     ended              months ended                        December 31,
                                   October 31,          December 31,      -----------------------------------------
                                      2000                 2000                   2001                    2002
                                 ----------------    -----------------     ------------------     -----------------
Warrants                               4,500,000            4,500,000              5,500,000             5,500,000
Options                                  978,000            1,103,000              1,187,500             1,235,000
Convertible preferred stock            3,010,850            5,522,784             11,686,646            72,869,875
                                 ----------------    -----------------     ------------------     -----------------
                                       8,488,850           11,125,784             18,374,146            79,604,875
                                 ================    =================     ==================     =================


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

     (n)  Stock Options

          Pro Tech has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement No. 123," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

          No compensation expense was recorded during the year ended October 31, 2000; during the two months ended December 31, 2000; and during the years ended December 31, 2001 and 2002 for the options issued to officers and employees, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the net loss and loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:


                                       For the             For the two             For the year ended
                                     year ended            months ended                December 31,
                                     October 31,           December 31,       ----------------------------------
                                       2000                 2000                  2001                2002
                                    ----------------     ----------------     -------------     ----------------
Net loss attributable to
  common stockholders,
  as reported                        $   (1,879,765) (a)  $     (386,347)      $(2,595,328)       $ (13,472,688)
Stock-based employee costs
  based on fair value method,
  net of related taxes                      (17,867)             (57,295)         (188,793)             (14,596)
                                    ----------------     ----------------     -------------     ----------------
Net loss attributable to
  common stockholders,
  pro forma                          $   (1,897,632)      $     (443,642)      $(2,784,121)       $ (13,487,284)
                                    ================     ================     =============     ================
Loss per common share:
     As reported                     $        (0.25) (a)  $        (0.01)      $     (0.08)             $ (0.41)
                                    ================     ================     =============     ================
     Pro forma                       $        (0.25) (a)  $        (0.02)      $     (0.09)             $ (0.41)
                                    ================     ================     =============     ================

(a) See Note 18 - Adjustment included in October 2000 financial statements.


          The fair value of each option grant on the date of grant was estimated using the Black-Scholes option-pricing model reflecting the following:

                               For the two              For the year ended
                              months ended                 December 31,
                              December 31,        ------------------------------
                                  2000                 2001              2002
                           -------------------    ---------------     ----------
Volatility                               100%               100%          100%
Expected life of options         4 to 7 years       5 to 7 years       7 years
Risk free interest rate                 5.54%              4.25%         3.65%
Dividend yield                             0%                 0%            0%

          There were no options granted during the fiscal year ended October 31, 2000. The weighted average fair value of options granted during the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 was $0.34, $0.14 and $0.05, respectively.

     (o)  Long-Lived Assets

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the year ended October 31, 2000, for the two months ended December 31, 2000, and for the year ended December 31, 2001. As of December 31, 2002, due to the lack of available working capital, we reviewed the impairment testing under the guidelines of SFAS No. 144. We estimated the future cash flows of those products identified as using the patent rights included under our intangible assets. These future cash flows were then compared to the carrying value of our intangible assets on the books as of December 31, 2002. Based on this comparison, we determined an impairment was present. We calculated the impairment loss by comparing the carrying value of the intangible assets to the fair value of the intangible assets. We determined the fair value of the intangible assets based on the discounted cash flows attributable to the new products utilizing the technology. The discount rate used was based on cost of capital associated with our Series B convertible preferred stock. The resulting impairment charge of $11,500,000 is included in our statement of operations for the year ended December 31, 2002.

     (p)  Concentrations of Credit Risk

          Cash and cash equivalents and trade receivables potentially subject Pro Tech to concentration of credit risk. We maintain cash and cash equivalents in accounts with one financial institution in amounts which, at times, may be in excess of the FDIC insurance limit. As of December 31, 2002, our cash and cash equivalent balances did not exceed the FDIC insurance limit. Pro Tech has not experienced any losses on such accounts and does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

          We sell our products and services to distributors and end users in various industries worldwide. We regularly assess the realizability of accounts receivable and take into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. We do not require collateral or other security to support customer receivables.

          Pro Tech is currently outsourcing all components from several Far East suppliers who build each component to our specifications. An interruption in the supply of a component for which we are unable to readily procure a substitute source of supply could temporarily result in Pro Tech's inability to deliver products on a timely basis, which in turn could adversely affect our operations. To date, Pro Tech has not experienced any shortages of supplies; however, during 2001, we experienced a temporary quality control issue with one supplier that required us to obtain alternative means and, in effect, increase our inventory to cover the anticipated returns under warranty.

     (q)  Recent Accounting Standards

          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS No. 142, we are required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001 and required that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets were to be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 were to be reassessed and the remaining amortization periods adjusted accordingly. Adoption of SFAS No. 141 did not have a significant impact on our financial statements. Adoption of SFAS No. 142 required us to evaluate the future cash flows of those products identified as using the patent rights included under our intangible assets. Using the guidelines in SFAS No. 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated future cash flows were then compared to the carrying value of our intangible assets. As of January 1, 2002, we did not have an impairment on the intangible assets. Due to the lack of available working capital during the year, we repeated the impairment testing as of December 31, 2002. See Note 1
          (o) for a discussion of the impairment charge taken. In accordance with SFAS No. 142, we will continue to monitor activities associated with our intangible assets for possible future impairments.

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

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have applied the additional disclosure requirements of SFAS No. 148 as they relate to options granted to employees (see Note 10 - Stock Option Plans).

(2)  Inventory

Inventory consisted of the following:

                                                      December 31,
                                         ----------------------------------
                                              2001               2002
                                         --------------     ---------------
Finished goods                               $ 609,852           $ 379,089
Raw materials                                  273,202             196,330
Work in progress                                62,690              27,117
                                         --------------     ---------------
    Gross inventory                            945,744             602,536
Less:  reserve for obsolete inventory                -              10,000
                                         --------------     ---------------
Total Inventory                              $ 945,744           $ 592,536
                                         ==============     ===============

(3)  Property and Equipment, Net

The following is a summary of property and equipment:

                                               December 31,
                                    -----------------------------------
                                         2001                2002
                                    --------------     ----------------
Production molds                        $ 454,076            $ 454,076
Office equipment                          146,556              146,556
Production equipment                       39,514               39,514
Leased equipment                           79,235               83,188
Leasehold improvements                    315,050              315,050
Vehicles                                   12,414               12,414
Marketing displays                         16,160               16,160
                                    --------------     ----------------
    Total cost                          1,063,005            1,066,958
Less accumulated depreciation
  and amortization                        306,640              465,775
                                    --------------     ----------------
Total Property and equipment, net       $ 756,365            $ 601,183
                                    ==============     ================

Total depreciation and amortization expense, with respect to property and equipment, was $51,546, $8,844 $120,194 and $161,219 for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the years ended December 31, 2001 and 2002, respectively.

(4)  Accrued Expenses

Accrued expenses consisted of the following:

                                               December 31,
                               --------------------------------------
                                    2001                    2002
                               ------------------     ---------------
Accrued warranty expense               $  96,391           $  69,486
Accrued payroll and vacation              69,554             115,070
Other accrued expenses                    33,581              38,424
                               ------------------     ---------------
Total Accrued expenses                 $ 199,526           $ 222,980
                               ==================     ===============

(5)  Other Liabilities

Other liabilities consisted of the following:

                                              December 31,
                                  ---------------------------------
                                       2001               2002
                                  ----------------     ------------
Due to NCT (see note 7)                 $ 195,298        $       -
Due to NCT Hearing (see note 7)           325,733                -
Due to NCT Europe (see note 7)             35,111                -
                                  ----------------     ------------
Total Other liabilities                 $ 556,142        $       -
                                  ================     ============

(6)  Notes Payable

On March 27, 2000, Pro Tech received a loan of $150,000 from a stockholder. The loan matured on March 27, 2001 and bore interest at 8.5% per annum, payable at maturity. On the maturity date, Pro Tech entered into a new note which included the original principal amount plus accrued interest to date. This $162,750 note matured on March 27, 2002 and bore interest at 8.5% per annum, payable at maturity. On the maturity date, Pro Tech entered into a new note that included the original principal plus accrued interest to date. This $176,584 note matured on June 27, 2002 and bore interest at 8.5% per annum, payable at maturity. On the maturity date, Pro Tech renegotiated this note plus accrued interest into a $180,493 note with interest at 8.5%. Payment terms on the new note are $3,500 (including interest) due on the last day of each month starting on August 31, 2002 through May 31, 2003 with the remaining balance due on June 27, 2003. As of December 31, 2002, the balance of this note was $170,604.

On May 13, 2001, Pro Tech received a bank loan of $11,346. The loan provides for equal monthly payments of $245, including interest at prime plus 2.3% (6.55% at December 31, 2002), through May 13, 2006. The loan is secured by a vehicle with a net book value of $5,662 at December 31, 2002. As of December 31, 2002, the balance outstanding was $8,611 and future maturities are: 2003, $2,150; 2004, $2,385; 2005, $2,646; and 2006 $1,430.

(7)  Noncurrent Notes Payable Due to Affiliates

On September 30, 2002, a promissory note due to NCT Hearing, bearing interest at prime (4.25% at December 31, 2002) and due on April 1, 2004, was issued in exchange for $906,232, the amount due to NCT and its subsidiaries at September 30, 2002. The balance of this note payable plus accrued interest as of December 31, 2002 was $916,437.

On December 31, 2002, a promissory note due to NCT Hearing, bearing interest at prime (4.25% at December 31, 2002) and due on April 1, 2004, was issued in exchange for $148,266, the amount due to NCT and its subsidiaries for services provided to Pro Tech during the fourth quarter of 2002. See Note 15 - Related Party Transactions.

(8)  Series B Redeemable Convertible Preferred Stock

On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. We received approximately $419,000 in cash, net of fees and expenses, in exchange for the Preferred Stock-B. The Preferred Stock-B has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. The conversion rate into Pro Tech common stock is the lesser of:
(i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five-day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%; or (ii) $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In accordance with Emerging Issues Task Force 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the Preferred Stock-B issuance. This entry was a reduction to the outstanding balance of the preferred stock and an increase to additional paid in capital. The beneficial conversion feature is to be recognized in a manner similar to a dividend over the period from the date of issuance to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). As of December 31, 2001 we recognized $79,190 of beneficial conversion. This amount is included in the calculation of net loss attributable to common stockholders on the statement of operations for the year ended December 31, 2001.

For purposes of determining net loss attributable to common stockholders, we calculated the difference between the carrying amount and the redemption amount of the Preferred Stock-B. Using a cumulative dividend of four percent (4%) per annum on the stated value, which is payable upon conversion in either cash or common stock, the total dividends on the Preferred Stock-B was $8,438 and $20,000 for the years ended December 31, 2001 and 2002, respectively.

We have classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, at December 31, 2001 and 2002, respectively, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Such redemption would not be within the sole control of Pro Tech.

The Preferred Stock-B is carried on our balance sheet as of December 31, 2001 and 2002 at $633,438 and $653,438, respectively, the redemption value, which is comprised of 125% of the stated value of $500,000; plus the accrued accretion of $8,438 and $28,438, respectively.

(9)  Capital Stock

On August 11, 2000, Pro Tech's stockholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10 million to 40 million and to authorize the creation of 1 million shares of non-voting, non-designated preferred stock.

On April 12, 2002, Pro Tech's stockholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 40 million to 300 million. The increase in authorized shares was effective as of August 5, 2002, upon acceptance by the Secretary of State of Florida of Articles of Amendment to the Amended and Restated Articles of Incorporation of Pro Tech.

Series A Convertible Preferred Stock

On August 14, 2000, Pro Tech's Board of Directors designated the Series A Convertible Preferred Stock (Preferred Stock-A) with 1,500 authorized shares, a par value of $0.01 per share, and a stated value of $1,000 per share. On September 29, 2000, Pro Tech entered into an agreement to issue 1,500 shares of Preferred Stock-A for $1,500,000. We received $1,200,025 cash and satisfied $299,975 of notes payable in exchange for the Preferred Stock-A. The Preferred Stock-A has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. Under such agreement, the shares of Preferred Stock-A may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. Each share of stock is convertible into Pro Tech's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days, less a discount of 20%; or a fixed price of $0.50. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $375,000 in connection with the Preferred Stock-A issuance. Because these shares were convertible immediately upon issuance, we recognized the entire beneficial conversion amount on the date of issuance. This amount is included in the calculation of net loss attributable to common stockholders on the statement of operations for the year ended October 31, 2000.

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

For purposes of determining net loss attributable to common stockholders, we calculated the difference between the carrying amount and the redemption amount of the Preferred Stock-A. Using a cumulative dividend of four percent (4%) per annum on the stated value, which is payable upon conversion in either cash or common stock, the total dividends on the Preferred Stock-A was $5,425; $10,027; $15,647; and $2,000 for the year ended October 31, 2000; the two months ended December 31, 2000; and the years ended December 31, 2001 and 2002, respectively.

During the year ended December 31, 2001, 1,162 shares of Preferred Stock-A were converted into 4,951,873 shares of our common stock and 288 shares were exchanged into 2,975,978 shares of common stock of NCT. No shares of Preferred Stock-A were converted during the year ended December 31, 2002.

Common Stock

On September 12, 2000, Pro Tech obtained a license for rights to certain technologies from NCT Hearing in consideration of the issuance of 23,982,438 shares of common stock, including 279,688 shares of common stock for costs of issuance. The intangible assets received in the exchange were valued at the fair value of our stock, which was $16,307,492.

At October 31, 2000, December 31, 2000, December 31, 2001 and December 31, 2002, $4,000 was held in escrow for the benefit of Pro Tech pending completion of the subscription agreements by two investors for 4,000 shares of common stock each. These receivables are netted against additional paid-in capital.

The number of shares of common stock required to be reserved for was 107.3 million at December 31, 2002. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants. On July 12, 2002, Pro Tech, NCT and the holder of eight convertible notes payable issued by NCT entered into an agreement. Under this agreement, the holder of the notes payable waived her right to exchange such notes into Pro Tech common shares. In consideration of these waivers, the holder was given a warrant for 20 million shares of NCT common stock. Prior to this agreement, the convertible notes payable were exchangeable in Pro Tech common stock at prices ranging from $0.03 to $0.14 per share, or a total of approximately 215 million shares.

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

We estimated the fair value of this warrant to be approximately $3,569,000, using the following assumptions in applying the Black-Scholes valuation method: dividend yield of 0%; risk-free interest rate of 5.97%, volatility of 100%, and an expected life of three years. See Note 18 - Adjustment included in October 2000 financial statements. The $3,569,000 is included in the calculation of net loss attributable to common stockholders on the statements of operations for the year ended October 31, 2000.

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

The following table summarizes warrants to purchase common stock during the year ended October 31, 2000, during the two months ended December 31, 2000 and during the years ended December 31, 2001 and 2002:


                                              October 31, 2000                           December 31, 2000
                                ---------------------------------------     ------------------------------------------
                                                        Weighted                                       Weighted
                                                         Average                                       Average
                                 Shares              Exercise Price                Shares           Exercise Price
                                -------------     ---------------------     ------------------    --------------------
Warrants outstanding,
     beginning of period                   -             $           -              4,500,000                 $ 0.500
Warrants granted                   4,500,000                     0.500                      -                       -
Warrants terminated                        -                         -                      -                       -
                                -------------     ---------------------     ------------------    --------------------
Warrants outstanding,
     end of period                 4,500,000             $       0.500              4,500,000                 $ 0.500
                                =============     =====================     ==================    ====================


                                              December 31, 2001                         December 31, 2002
                                ----------------------------------------    ------------------------------------------
                                                         Weighted                                          Weighted
                                                          Average                                          Average
                                 Shares               Exercise Price                Shares              Exercise Price
                                -------------     ----------------------    ------------------    --------------------
Warrants outstanding,
     beginning of period           4,500,000             $        0.500              5,500,000                 $ 0.433
Warrants granted                   1,000,000                      0.130                      -                       -
Warrants terminated                        -                          -                      -                       -
                                -------------     ----------------------    ------------------    --------------------
Warrants outstanding,
     end of period                 5,500,000             $        0.433              5,500,000                 $ 0.433
                                =============     ======================    ==================    ====================


As of December 31, 2002, the outstanding warrants have exercise prices ranging from $0.13 to $0.50 and a weighted average remaining contractual life of approximately 1 year.

(10) Stock Option Plans

On April 15, 1996, the Board of Directors adopted the 1996 Stock Option Plan, for the benefit of directors, officers and employees of and consultants to Pro Tech. The 1996 Plan authorized the issuance of up to 590,000 shares of common stock. On April 15, 1996, 540,000 and 50,000 shares were granted to the President and officers, respectively, at an exercise price of $0.50 per share. The exercise price was the fair value of a share of common stock at the date of the grant. On April 13, 1999, the original expiration date of the options, the remaining 540,000 options were extended to April 15, 2001, at which point they expired. The Board of Directors determined in 2000 that no further grants would be made under the 1996 Plan. The 1996 Plan terminated on April 15, 2002.

On March 5, 1998, the Board of Directors adopted the 1998 Stock Option Plan for the benefit of directors, officers and employees of and consultants to Pro Tech. This plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2 million shares of common stock on August 11, 2000. The authorized shares for this plan were increased to 30 million on April 12, 2002 at Pro Tech's annual meeting of stockholders.

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

Of the 300,000 options granted on August 4, 1998, 12,000 were exercised during March and April 2000, total proceeds received by Pro Tech amounted to $4,560, 188,000 options expired during the year ended December 31, 2001, 50,000 expired during the year ended December 31, 2002 and 50,000 remain outstanding and exercisable at December 31, 2002.

On April 13, 1999, the remaining 1998 Plan options to purchase 200,000 shares were granted to an officer at an exercise price of $0.375 per share. The exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vest and are exercisable as follows:
100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The
options expire on April 13, 2004.

On November 28, 2000, Pro Tech issued options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vest as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28, 2003. The options expire on November 28, 2007.

On June 1, 2001, Pro Tech issued options to the Chief Executive Officer to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on June 1, 2008. The exercise price of these options was equal to the fair market value of the common stock on the grant date. On February 1, 2002, Pro Tech modified the 540,000 options to exclude the clause under which the options would expire upon termination of employment. Although the change in the termination clause was a modification of the original grant, there was no accounting consequence because the market price on the date of such modification was lower than the exercise price of the grant.

On June 1, 2001, Pro Tech issued options to two employees to purchase up to 400,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested or vest as follows: 160,000 immediately upon issuance; 120,000 on June 1, 2002; and 120,000 on June 1, 2003. In January 2002
employment of these two employees was terminated and, according to the option agreement, such granted options expired in April 2002. The exercise price of these options was equal to the fair market value of the common stock on the grant date.

On February 1, 2002, Pro Tech issued options to the Chairman of the Board of Directors to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on February 1, 2009. The exercise price of these options was equal to the fair market value of the common stock on the grant date.

The following table summarizes stock option activity for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the years ended December 31, 2001 and 2002:


                                           October 31, 2000                                     December 31, 2000
                             --------------------------------------------   ------------------------------------------------
                                                        Weighted                                          Weighted
                                                        Average                                           Average
                                 Shares                Exercise Price           Shares                 Exercise Price
                             ----------------    ------------------------   ----------------------    ---------------------
Options outstanding,
     beginning of the period       1,040,000                $ 0.441                 1,028,000                  $ 0.442
Options granted                            -                      -                   500,000                    0.438
Options exercised                    (12,000)                (0.380)                        -                        -
Options expired                            -                      -                         -                        -
                             ----------------    -------------------        ----------------------    ---------------------
Options outstanding,
     end of period                 1,028,000                $ 0.442                 1,528,000                  $ 0.440
                             ================    ===================        ======================    =====================
Options exercisable,
     end of period                   978,000                $ 0.445                 1,103,000                  $ 0.444
                             ================    ===================        ======================    =====================


                                         December 31, 2001                              December 31, 2002
                             --------------------------------------------    -------------------------------------------
                                                        Weighted                                          Weighted
                                                        Average                                           Average
                                Shares                 Exercise Price               Shares             Exercise Price
                             --------------------    --------------------    --------------------    -------------------
Options outstanding,
     beginning of the period           1,528,000                 $ 0.440               1,740,000                $ 0.283
Options granted                          940,000                   0.170                 250,000                  0.060
Options exercised                              -                       -                       -                      -
Options expired                         (728,000)                 (0.468)               (617,500)                (0.259)
                             --------------------    --------------------    --------------------    -------------------
Options outstanding,
     end of period                     1,740,000                 $ 0.283               1,372,500                $ 0.253
                             ====================    ====================    ====================    ===================
Options exercisable,
     end of period                     1,187,500                 $ 0.265               1,235,000                $ 0.232
                             ====================    ====================    ====================    ===================


As of December 31, 2002, Pro Tech's outstanding stock options have exercise prices ranging from $0.06 to $0.4375 and a weighted average remaining contractual life of approximately 4.7 years. As of December 31, 2002, 28,627,500 options were available for future grants under the 1998 Stock Option Plan.

(11) Factoring Agreement and Financing Arrangement

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

On March 26, 2001, Pro Tech entered into a factoring agreement. Under this agreement we are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to eighty-five percent (85%) of these factored receivables, less a factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.25% at December 31, 2002. In addition, at December 31, 2002 we had $6,417 in reserve at the factor representing not less than fifteen percent (15%) of the aggregate unpaid gross amount of all outstanding accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, the factor may charge an additional commitment fee, as described in the agreement. As of December 31, 2002, no such fees were required. Such factored receivables are subject to acceptance by the factor. The factor also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

At December 31, 2002, accounts receivable factored under this agreement and still outstanding were $40,582, of which, $34,165 had been received under the factoring agreement under the recourse provisions. Total fees incurred under this arrangement amounted to $13,008 and $6,346 during the years ended December 31, 2001 and 2002, respectively. Interest expense incurred under this arrangement amounted to $5,901 and $3,393 during the years ended December 31, 2001 and 2002, respectively.

(12) Commitments

Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of December 31, 2002 are:

Year ended December 31
----------------------                  Capital Leases       Operating Leases
                                        --------------       ----------------
     2003                                 $    13,298           $    99,942
     2004                                      13,109                95,924
     2005                                      13,109                96,563
     2006                                       9,992                16,184
     2007 and thereafter                          373                     -
                                        --------------       ----------------
Total minimum lease payments                   49,881          $    308,613
                                                             ================
Less amount representing interest               8,452
                                        --------------
Present value of net minimum capital
    lease payments                             41,429
Less current installments                       9,662
                                        --------------
Obligations under capital leases,
   exlcuding current installments         $    31,767
                                        ==============

Rent expense under lease agreements totaled $41,696, $6,421, $127,099 and $129,765 for the year ended October 31, 2000; for the two months ended December 31, 2000; and for the years ended December 31, 2001 and 2002, respectively.

(13) Income Taxes

There was no provision for income taxes for the year ended October 31, 2000, for the two months ended December 31, 2000, or for the years ended December 31, 2001 and 2002 due to operating losses incurred.

Pro Tech had a deferred tax asset of approximately $755,700 and $6,523,000 available to offset future federal income tax, subject to limitations for alternative minimum tax, at December 31, 2001 and 2002, respectively. Pro Tech's deferred tax assets have been fully reserved by a valuation allowance since the realization of its benefit is uncertain. The difference between the statutory federal income tax rate of 34% and Pro Tech's effective tax rate is due to an increase in the valuation allowance of $127,276 for the year ended October 31, 2000; $127,949 for the two months ended December 31, 2000; and $825,993 for the year ended December 31, 2001. Included in the change in valuation of $5,767,300 for the year ended December 31, 2002 is $680,000, the net effect of a change in Pro Tech's effective rate to 34% from the rate used in the previous years of 15%.

The exercise of stock options during the years ended October 31, 1997 and 2000, which had been granted under Pro Tech's 1996 and 1998 Stock Option Plans (see
Note 10 - Stock Option Plans), gave rise to compensation totaling $225,000 and $8,952, respectively, that is includable in the taxable income of the employees and deductible by Pro Tech for federal and state income tax purposes. Such compensation resulted from increases in the fair market value of Pro Tech's common stock subsequent to the date of grant of the applicable exercised stock options and such compensation was not recognized as an expense for financial reporting purposes in accordance with APB 25. The related tax benefits will be reflected as contributions to additional paid-in capital in the periods in which the compensation deduction is utilized by Pro Tech and, in accordance with APB 25 and SFAS 109, such compensation deductions are not considered to be temporary differences. Such deductions have not been utilized by Pro Tech due to the net operating losses generated during the year ended October 31, 2000; the two months ended December 31, 2000; and the years ended December 31, 2001 and 2002.

Pro Tech has net operating loss carryforwards for federal and state income tax purposes amounting to $6,233,000 and $6,308,000, respectively, which expire through the year 2022. In accordance with Internal Revenue Code Section 382, Pro Tech's net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing, as discussed in Note 9 - Capital Stock.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Pro Tech's deferred tax assets and liabilities are as follows:


                                                             December 31,
                                                    ---------------------------
                                                         2001           2002
                                                    -----------    ------------
Accounts receivable principally due to
   allowance for doubtful accounts                   $   4,900      $   10,000
Accrued warranty expense                                19,000          26,000
Net operating loss carryforwards                       787,600       2,345,000
Amortization and impairment on intangible assets             -       4,162,000
Contribution carryforwards                                 500           1,000
                                                    -----------    ------------
                                                       812,000       6,544,000
Less valuation allowance                               755,700       6,523,000
                                                    -----------    ------------
Total deferred tax assets                               56,300          21,000
                                                    -----------    ------------

Property and equipment principally due to
   differences in depreciaton                              300          21,000
Amortization and impairment on intangible assets        56,000               -
                                                    -----------    ------------
Total deferred tax liabilities                          56,300          21,000
                                                    -----------    ------------
Net deferred taxes                                   $       -      $        -
                                                    ===========    ============

(14) Business Division Information

During 2001, management identified two new business divisions that we have added to our business focus. These two new identifiable business divisions are: (1) Telecommunications Systems Integration; and (2) Call Center Operations. At December 31, 2001 and 2002 neither of these divisions is a separately reportable segment in accordance with SFAS No. 131. Prior to establishment of these two new business divisions, we were predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as Product Business. We evaluate division performance based on net sales and operating income. Management does not track division data or evaluate division performance on additional financial information. As such, there are no separately identifiable division assets nor are there any separately identifiable statements of income data (below operating income). Pro Tech does not track or assign assets to individual business divisions. Likewise, depreciation expense and capital additions are also not tracked by business division.

No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.

Business division data is as follows:



                                                                                     Division
                                              ------------------------------------------------------------------------------------
                                                                       Telecom
                                                    Product            Systems              Call Center             Total
                                                   Business          Integration            Operations            Divisions
                                              --------------------   -----------------     ----------------    -------------------
For the year ended October 31, 2000:
   Sales to external  customers                 $   1,562,484                   -                    -          $   1,562,484
   Loss from operations                         $    (344,351)                  -                    -          $    (344,351)

For the two months ended December 31, 2000:
   Sales to external  customers                 $     307,902                   -                    -          $     307,902
   Loss from operations                         $    (368,636)                  -                    -          $    (368,636)

For the year ended December 31, 2001:
   Sales to external  customers                 $   2,001,348              99,376               74,582          $   2,175,306
   Loss from operations                         $  (2,222,216)            (51,916)            (136,358)         $  (2,410,490)

For the year ended December 31, 2002:
   Sales to external  customers                 $   1,500,883             131,378               16,688          $   1,648,949
   Loss from operations                         $ (13,321,985)               (657)             (35,950)         $ (13,358,592)


Pro Tech is divided into the following three business divisions:

Product Business: We presently design, develop, manufacture and market lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design, and our marketing strategies involve the sale of our product directly to the commercial headset market as a replacement for our competitors' products. We presently sell our first design for the commercial headset market comprised of fast food companies and other large quantity users of headset systems. We are also in the process of completing development of several other headsets for the telephone user market, to include telephone operating companies, government agencies, business offices, and professional telephone centers.

Telecommunications Systems Integration Business: On March 1, 2001, we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications system integration support to the small office and the large corporate call center clients.

Call Center Operations Business: During 2001, we launched the Call Center Operations Business. utilized customer relationship management technologies and strategies in order to achieve business division objectives. As of December 21, 2001, we suspended operations in the Call Center Operations Business due to poor performing contracts. We resumed limited operations during the third quarter of 2002.

(15) Related Party Transactions

During fiscal year 1996, Pro Tech loaned $28,882 to its Chairman. Outstanding principal and interest, at 5% per annum, are due August 2, 2003. During the year ended October 31, 1998, Pro Tech loaned an additional $3,650 to its Chairman, which was due October 31, 2002, with interest at 5% per annum. On October 19, 2001, the outstanding balance from the 1996 loan and the outstanding balance from the 1998 loan were combined into one loan. The new loan included an additional amount of $10,594 loaned to the Chairman. Outstanding principal and interest, at 5% per annum, are due October 19, 2003. Outstanding principal and interest amounted to $59,670 and $63,009 as of December 31, 2001 and 2002, respectively.

As of  December  31,  2001 and 2002,  Pro Tech  owed  $556,142  and  $1,064,703, respectively, to NCT and its subsidiaries, for various research, administrative and accounting services provided to Pro Tech. See Note 7 - Noncurrent Notes Payable Due to Affiliates. During 2002, NCT charged Pro Tech approximately $203,000 for health benefits paid by NCT, approximately $120,000 for labor provided by NCT employees and approximately $193,000 for Pro Tech's share of parent company expenses allocated to each subsidiary.

As of January 1, 2001, Pro Tech began participating in the NCT Group, Inc. Employee Benefit Plan, referred to as the Benefit Plan. The Benefit Plan provides, among other coverage, certain health benefits to employees and directors of NCT's United States operations. NCT administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. NCT's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1,000,000, while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $40,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which NCT pays a nominal premium for such stop loss coverage. NCT records benefit claim expense in the period in which the benefit claim is incurred. Any benefit claims incurred by Pro Tech are submitted to NCT for payments and such claims are then charged to Pro Tech. As of December 31, 2001 and 2002, the total amount owed to NCT for benefit claims was approximately $185,000 and $388,000, respectively, and is included in the amount due to NCT and its subsidiaries discussed above.

As of January 1, 2001, Pro Tech began participating in NCT's 401(k) Plan, referred to as the 401(k) Plan. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 15% of the employee's annual compensation to the 401(k) Plan. NCT, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no matching contributions for the year ended December 31, 2001 or 2002.

(16) Major Customers

During the year ended October 31, 2000, two customers accounted for approximately 34% of net sales. During the two months ended December 31, 2000, one customer accounted for approximately 35% of net sales. Two customers accounted for approximately 35% of net sales generated during the year ended December 31, 2001. Two customers accounted for approximately 38% of net sales generated during the year ended December 31, 2002.

(17) Prior Year Comparable Period Data (Unaudited)

The following sets forth the unaudited results of operations for the two months ended December 31, 1999 and for the year ended December 31, 2000:

                               For the two            For the
                              months ended           year ended
                              December 31,          December 31,
                                  1999                  2000
                            -----------------      ---------------
Net Sales                      $     116,716          $ 1,729,875
                            =================      ===============
Gross profit                   $      77,838          $ 1,053,455
                            =================      ===============
Loss from operations           $     (67,581)         $  (738,484)
                            =================      ===============
Net loss                       $     (68,906)         $  (779,342)
                            =================      ===============
Net loss attributable to
     common shareholders       $     (68,906)         $(2,294,794)
                            =================      ===============
Net loss per share             $       (0.02)         $     (0.20)
                            =================      ===============
Weighted average number
     of shares outstanding         4,266,000           11,405,853
                            =================      ===============

(18) Adjustment included in October 2000 financial statements

The October 2000 financial statements include an adjustment to reflect the allocation of proceeds to multiple equity instruments (Series A preferred stock and warrants) and to adjust the beneficial conversion feature. The net effect of the adjustment is to decrease the beneficial conversion feature and the net loss attributable to common shareholders by $2,444,000 to $1,879,765, or $0.32 per share to $0.25 per share.

(19) Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for each quarter of 2001 and 2002. Pro Tech believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

(Unaudited)


                                                                     Year Ended December 31, 2001
                                          -------------------------------------------------------------------------------------
                                            1st Quarter     2nd Quarter      3rd Quarter     4th Quarter            Total
                                          -------------   --------------   --------------  -----------------   ----------------

Net sales                                  $   618,021          634,949          462,034         460,302       $    2,175,306
Gross profit                               $   397,484          429,126          272,285         156,284       $    1,255,179
Loss attributable to common stockholders   $  (345,186)        (522,176)        (839,197)       (888,769)      $   (2,595,328)
Loss per share - basic and diluted         $     (0.01)           (0.02)           (0.03)          (0.02)      $        (0.08)

                                                                      Year Ended December 31, 2002
                                          -------------------------------------------------------------------------------------
                                            1st Quarter     2nd Quarter      3rd Quarter     4th Quarter            Total
                                          -------------   --------------   --------------  -----------------   ----------------

Net sales                                  $   443,796          439,212          407,357         358,584       $    1,648,949
Gross profit                               $   267,424          241,772          198,082         167,355       $      874,633
Loss attributable to common stockholders   $  (586,821)        (520,292)        (402,020)    (11,963,555)      $  (13,472,688)
Loss per share - basic and diluted         $     (0.02)           (0.02)           (0.01)          (0.36)      $        (0.41)
