Form 10-Q
period 2003-03-31
PRO TECH COMMUNICATIONS INC
filed 2003-05-14
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
                                 /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 33,200,311 shares outstanding as of May 6, 2003

PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                            December 31,            March 31,
                                                                                                2002                   2003
                                                                                          ----------------        ----------------
ASSETS                                                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                               $      13,624           $      62,169
  Accounts receivable, less allowance for doubtful
    accounts of $27,309 and $31,546, respectively                                               160,961                 194,467
  Inventories, net (Note 4)                                                                     592,536                 533,846
  Due from officers and employees                                                                63,113                  63,926
  Other current assets (Note 6)                                                                  16,760                  13,417
                                                                                          ----------------        ----------------
      Total current assets                                                                      846,994                 867,825

Property and equipment, net (Note 5)                                                            601,183                 563,064

Intangible assets, net                                                                        2,710,815               2,665,634

Other assets                                                                                      4,500                   5,167
                                                                                          ----------------        ----------------
                                                                                          $   4,163,492           $   4,101,690
                                                                                          ================        ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $     426,976           $     307,630
  Accrued expenses (Note 7)                                                                     222,980                 227,783
  Current portion of capital lease obligations                                                    9,662                   9,539
  Due to factor (Note 8)                                                                         34,165                  46,850
  Notes payable                                                                                 172,754                 165,781
                                                                                          ----------------        ----------------
      Total current liabilities                                                                 866,537                 757,583

Noncurrent notes payable (Note 13)                                                            1,071,164               1,373,155
Capital lease obligations                                                                        31,767                  29,418
                                                                                          ----------------        ----------------

      Total liabilities                                                                       1,969,468               2,160,156
                                                                                          ----------------        ----------------

Series B redeemable convertible preferred stock, $.01 par value,
$1,000 stated value, 500 shares authorized, issued and outstanding (Note 9)                     653,438                 658,371
                                                                                          ----------------        ----------------

Stockholders' equity (Notes 10 and 11):
Preferred stock, $.01 par value, authorized 998,000 shares, none issued and outstanding               -                       -
Series A convertible preferred stock, $.01 par value, $1,000 stated
  value, authorized 1,500 shares, issued and outstanding 50 shares                               54,521                  55,014
Common stock, $.001 par value, authorized 300,000,000 shares,
  issued and outstanding 33,200,311 shares                                                       33,200                  33,200
Additional paid-in-capital                                                                   18,451,079              18,445,653
Accumulated deficit                                                                         (16,998,214)            (17,250,704)
                                                                                          ----------------        ----------------
      Total stockholders' equity                                                              1,540,586               1,283,163
                                                                                          ----------------        ----------------
                                                                                          $   4,163,492           $   4,101,690
                                                                                          ================        ================

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                ---------------------------------------
                                                                                       2002                 2003
                                                                                -----------------    ------------------

Net sales                                                                       $    443,796         $     353,537

Cost of goods sold                                                                   176,372               124,531
                                                                                -----------------    ------------------
     Gross profit                                                                    267,424               229,006

Selling, general and administrative                                                  818,198               467,509
                                                                                -----------------    ------------------

     Loss from operations                                                           (550,774)             (238,503)

Other income/(expense):
     Interest income                                                                     785                   723
     Interest expense                                                                 (6,661)              (18,363)
     Other miscellaneous                                                                 517                 3,653
                                                                                -----------------    ------------------

Net loss                                                                            (556,133)             (252,490)

Adjustments attributable to preferred stock (Notes 9 and 11):
   Preferred stock beneficial conversion feature                                      25,262                     -
   Preferred stock dividend                                                            5,426                 5,426
                                                                                -----------------    ------------------

Net loss attributable to common stockholders                                    $   (586,821)        $    (257,916)
                                                                                =================    ==================

Basic and diluted loss per share                                                $      (0.02)        $       (0.01)
                                                                                =================    ==================

Weighted average common shares outstanding - basic and diluted                    33,200,311            33,200,311
                                                                                =================    ==================

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        For the Three Months Ended
                                                                                                  March 31,
                                                                                  ---------------------------------------------
                                                                                          2002                     2003
                                                                                  --------------------     --------------------
Cash flows from operating activities:
  Net loss                                                                          $   (556,133)            $   (252,490)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
     Provision for doubtful accounts                                                       2,221                    4,237
     Provision for obsolete inventory                                                          -                   (5,000)
     Depreciation and amortization                                                       274,164                   85,774
     Note payable issued for services received                                                 -                  105,507
     Changes in operating assets and liabilities:
     Decrease/(increase) in accounts receivable                                           37,348                  (37,743)
     Decrease in inventories                                                             148,905                   63,690
     (Increase)/decrease in other assets                                                 (14,615)                   1,213
     Decrease in accounts payable                                                        (54,279)                (119,346)
     Increase in accrued expenses                                                          2,467                    4,803
     Increase in due to factor                                                           137,307                   12,685
                                                                                  --------------------     --------------------
         Net cash used in operating activities                                      $    (22,615)            $   (136,670)
                                                                                  --------------------     --------------------

Cash flows from investing activities:
     Net change in due from officer/stockholder and employees                       $      1,150             $       (813)
     Capital expenditures                                                                      -                   (1,011)
                                                                                  --------------------     --------------------
         Net cash provided by/(used in) investing activities                        $      1,150             $     (1,824)
                                                                                  --------------------     --------------------

Cash flows from financing activities:
     Proceeds from:
      Notes payable                                                                 $          -             $    197,000
     Payments made on:
      Notes payable                                                                            -                   (7,489)
      Capital lease obligations                                                           (3,160)                  (2,472)
                                                                                  --------------------     --------------------
         Net cash (used in)/provided by financing activities                        $     (3,160)            $    187,039
                                                                                  --------------------     --------------------

Net (decrease)/increase in cash and cash equivalents                                     (24,625)                  48,545
Cash and cash equivalents - beginning of period                                           46,881                   13,624
                                                                                  --------------------     --------------------
Cash and cash equivalents - end of period                                           $     22,256             $     62,169
                                                                                  ====================     ====================

Supplemental disclosures of cash flow information:
     Cash paid during the three months ended for:
         Interest                                                                   $      3,233             $      7,169
                                                                                  ====================     ====================

Supplemental disclosures of non-cash investing and financing activities:

     Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital by $5,426 for the three months ended March 31, 2002 and 2003, for the 4% dividend attributable to preferred stock.
     Pro Tech obtained an asset under a capital lease for $6,038 during the three months ended March 31, 2002.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
MARCH 31, 2003

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

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

2.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, and convertible preferred stock have not been included, as the effect would be antidilutive.

3.   Stock Options:

     Pro Tech has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement No. 123," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

     No options were issued to officers and employees during the three months ended March 31, 2003. No compensation expense was recorded during the three months ended March 31, 2002 for the options issued to officers and employees, in accordance with APB No. 25. Had compensation expense been determined on the fair value at the date of grant in accordance with SFAS No. 123, the net loss and loss per share attributable to common shareholders would have been adjusted to the pro forma amounts indicated below:

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                ----------------------------------
                                                                                      2002              2003
                                                                                ---------------     --------------
Net loss attributable to common stockholders, as reported                       $    (586,821)      $   (257,916)
Stock-based employee costs based on fair
  value method, net of related taxes                                                  (20,438)            (2,171)
                                                                                ---------------     --------------
Net loss attributable to common stockholders, pro forma                         $    (607,259)      $   (260,087)
                                                                                ===============     ==============
Basic and diluted loss per common share:
     As reported                                                                $       (0.02)      $      (0.01)
                                                                                ===============     ==============
     Pro forma                                                                  $       (0.02)      $      (0.01)
                                                                                ===============     ==============


4.   Inventories, net:

     Inventories, net consisted of the following:

                                               December 31,        March 31,
                                                  2002               2003
                                            -----------------  -----------------
Finished goods                                 $ 379,089          $ 335,016
Raw materials                                    196,330            184,083
Work in progress                                  27,117             19,747
                                            -----------------  -----------------
  Gross inventories                              602,536            538,846
Less:  reserve for obsolete inventory             10,000              5,000
                                            -----------------  -----------------
  Total Inventories, net                       $ 592,536          $ 533,846
                                            =================  =================


5.   Property and Equipment, net:

     Property and equipment, net consisted of the following:

                                               December 31,        March 31,
                                                  2002               2003
                                            -----------------  -----------------
Production molds                              $  454,076         $  454,076
Office equipment                                 146,556            147,567
Production equipment                              39,514             39,514
Leased equipment                                  83,188             83,188
Leasehold improvements                           315,050            315,050
Vehicles                                          12,414             12,414
Marketing displays                                16,160             16,160
                                            -----------------  -----------------
  Total cost                                   1,066,958          1,067,969
Less accumulated depreciation
  and amortization                               465,775            504,905
                                            -----------------  -----------------
Total Property and equipment, net             $  601,183         $  563,064
                                            =================  =================

     Depreciation expense for the three months ended March 31, 2002 and 2003 was $41,025 and $39,130, respectively.

6.   Other Current Assets:

     Other current assets consisted of the following:

                                               December 31,        March 31,
                                                  2002               2003
                                            -----------------  -----------------
Prepaid inventory purchases                   $   10,821         $    7,478
Deposits on leases                                 5,939              5,939
                                            -----------------  -----------------
  Total Other current assets                  $   16,760         $   13,417
                                            =================  =================


7.   Accrued Expenses:

     Accrued expenses consisted of the following:

                                               December 31,        March 31,
                                                  2002               2003
                                            -----------------  -----------------
Accrued warranty expense                      $   69,486        $    61,655
Accrued payroll and related expenses              98,718            104,701
Accrued vacation                                  16,397             16,844
Accrued lease payable                             18,881             19,151
Other accrued expenses                            19,498             25,432
                                            -----------------  -----------------
  Total Accrued expenses                      $  222,980        $   227,783
                                            =================  =================


8.   Due to Factor:

     Pro Tech is a party to a factoring agreement with Goodman Factors, Inc. The agreement requires us to offer for factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.25% at March 31, 2003. In addition, at March 31, 2003 we had $8,064 in reserve at the factor representing not less than 15% of the aggregate unpaid gross amount of all accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, the factor may charge an additional commitment fee, as described in the agreement. As of March 31, 2003, no such fees were required. Such factored receivables are subject to acceptance by the factor. The factor also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

     At March 31, 2003, accounts receivable factored under this agreement and still outstanding were $54,914, of which $46,850 had been received under the factoring agreement under the recourse provisions. Total fees incurred under this arrangement amounted to $1,833 and $2,101 during the three months ended March 31, 2002 and 2003, respectively. Interest expense incurred under this arrangement amounted to $370 and $979 during the three months ended March 31, 2002 and 2003, respectively.

9.   Series B Redeemable Convertible Preferred Stock:

     On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. The Preferred Stock-B has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-B. Using a cumulative dividend of 4% per annum on the stated value, dividends on the Preferred Stock-B were $4,933 for each of the three-month periods ended March 31, 2002 and 2003.

     We have classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, at March 31, 2003, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applies and mandates treatment of the shares as temporary equity. Subsequent to March 31, 2003, the holders waived the requirement that had triggered their right to force the redemption of the Preferred Stock-B. See Note 14 - Subsequent Events.

     The Preferred Stock-B is carried on our balance sheet as of March 31, 2003 at $658,371, the redemption value, which is comprised of 125% of the stated value of $500,000; plus the accrued dividends of $33,371.

     As of March 31, 2003, none of the Preferred Stock-B had been converted into Pro Tech common shares or exchanged into NCT Group, Inc. (our ultimate parent company, referred to as "NCT") common shares.

10.  Stockholders' Equity:

     The changes in stockholders' equity during the three months ended March 31, 2003, were as follows:


                                            Balance           Exchange/      Dividend on                        Balance
                                              at           Conversion of     Preferred          Net                At
                                           12/31/02        Preferred Stock     Stock           Loss             3/31/03
                                        ---------------   ----------------  -----------  ----------------  -----------------

Series A preferred stock:    Shares               50                  -                                                50
                             Amount     $     54,521                  -          493                -        $     55,014

Common stock:                Shares       33,200,311                  -            -                -          33,200,311
                             Amount     $     33,200                  -            -                -        $     33,200


Additional paid-in capital:             $ 18,451,079                  -       (5,426)               -        $ 18,445,653

Accumulated deficit:                    $(16,998,214)                 -            -         (252,490)       $(17,250,704)


11.  Capital Stock:

Series A Convertible Preferred Stock
------------------------------------

     On September 29, 2000, Pro Tech entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock (Preferred Stock-A) for $1,500,000. Under such agreement, the shares of Preferred Stock-A may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. The Preferred Stock-A has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-A. Using a cumulative dividend of 4% per annum on the stated value, dividends on the Preferred Stock-A were $493 for each of the three-month periods ended March 31, 2002 and 2003.

     During the three-month period ended March 31, 2003, there were no shares of Preferred Stock-A converted into Pro Tech common stock or exchanged into NCT common stock.

Common Stock
------------

     The number of shares of common stock required to be reserved for issuance was approximately 159 million at March 31, 2003. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants.

12.  Business Divisions Results

     During 2001, management identified two new business divisions in which the company will direct its focus. These two business divisions are: (i) Telecommunications Systems Integration; and (ii) Call Center Operations. As of March 31, 2003, neither of these divisions is deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to establishment of these two new business divisions, we were predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as Product Business. We evaluate division performance based on net sales and operating income. Management does not track division data or evaluate division performance on additional financial information. As such, there are no separately identifiable division assets nor are there any separately identifiable statements of operations data (below operating income). Pro Tech does not track or assign assets to individual business divisions. Likewise, depreciation expense and capital additions are also not tracked by business division.

     No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.


Business division data is as follows:


                                                                                Division
                                                    ---------------------------------------------------------------
                                                                        Telecom
                                                        Product         Systems      Call Center
                                                       Business       Integration    Operations        Total
                                                    ---------------------------------------------------------------
For the three months ended
  March 31, 2003:
-----------------
  Sales to external  customers                       $  329,485          24,052             -        $  353,537
  Other revenue - other operating  segments          $        -               -             -        $        -
  Net loss                                           $ (240,189)         (8,836)       (3,465)       $ (252,490)

For the three months ended
  March 31, 2002:
-----------------
  Sales to external  customers                       $  410,853          32,943             -        $  443,796
  Other revenue - other operating  segments          $        -               -             -        $        -
  Net (loss) income                                  $ (546,735)          1,597       (10,995)       $ (556,133)


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

     Telecommunications Systems Integration: On March 1, 2001, we launched the Telecommunications Systems Integration Business to sell and install simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications systems integration support to the small office and the large corporate call center clients.

     Call Center Operations: During 2001, we launched the Call Center Operations Business. We utilized customer relationship management technologies and strategies in order to achieve business division objectives. As of December 21, 2001, we suspended operations in the Call

Center Operations Business due to poor performing contracts. We resumed limited operations during the third quarter of 2002.


13.  Related Party Transactions

     During the three months ended March 31, 2002 and 2003, we recorded charges of approximately $176,000 and $95,000, respectivley, (for health benefits, labor and parent company allocations) from NCT, which are included in Selling, general and administrative expenses in our condensed statement of operations. In addition, NCT provided $197,000 in cash advances to Pro Tech.

     On March 31, 2003, Pro Tech issued a promissory note to NCT Hearing Products, Inc. ("NCT Hearing") bearing interest at prime (4.25% at March 31,
2003) and due on April 1, 2004, for $291,312 in exchange for services provided and cash advanced to Pro Tech by NCT and its subsidiaries during the three months ended March 31, 2003. As of December 31, 2002 and March 31, 2003, Pro Tech owed an aggregate of $1,064,703 and $1,367,210, respectively, to NCT Hearing, which is included in Noncurrent notes payable in our condensed balance sheet.

14.  Subsequent Events

     On April 10, 2003, Pro Tech entered into an agreement with Alpha Capital Akiengesellschaft ("Alpha"), the holder of Pro Tech's Preferred Stock-B, whereby Alpha agreed to waive certain requirements of the Registration Rights Agreement relating to the Preferred Stock-B. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of the Preferred Stock-B. This cancelled the triggering event which had placed the redemption of the Preferred Stock-B at the holder's option. With the signing of this agreement, such redemption will now be within the sole control of Pro Tech, therefore, subsequent to March 31, 2003, the Preferred Stock-B will be classified within the stockholders' equity section of the balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

Description of Business

     Pro Tech operates mainly in the lightweight headset industry. During 2001, we expanded into the telecommunications systems integration business and the call center operations business (see Note 12. Business Divisions Results for further discussion of these operations).

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

Critical Accounting Policies

     Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2002 Annual Report on Form 10-K, filed on March 31, 2003, in the Notes to the Financial Statements, Note 1. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, asset impairments and the accrual for warranty expense.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

     Net loss for the three months ended March 31, 2003 decreased approximately $304,000, or 55%, compared to the same three-month period in 2002. This decrease was due to the net effect of a reduction in selling, general and administrative expenses of approximately $351,000, offset by a decrease of approximately $38,000 in gross profit margin.

     Total revenue for the three months ended March 31, 2003 decreased approximately $90,000, or 20%, compared to the same three months ended March 31, 2002. This decrease was the result of a reduction in sales of our fast-food headsets. This reduction reflected a decrease in demand due primarily to a general slowdown in the economy combined with a general decrease in new product purchases by customers due to the international uncertainty with the war in Iraq.

     Revenue from our fast-food headsets decreased approximately $105,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. Demand has decreased and we expect it to remain slow for the remainder of the year as a result of two factors: (1) the announced closures of several hundred McDonalds franchises worldwide; and (2) increased market competition from far-east competitors.

     Revenue from our telephone headsets increased approximately $52,000. This increase was the result of sales to new customers in this market in accordance with our objectives. We are concentrating our efforts on the telephone headset market and intend to continue to increase the percentage of revenue from telephone headsets to total revenue in accordance with our objectives. In addition, we expect to have a greater share of revenue coming from international markets as the trend to move call centers off-shore is expected to continue through this fiscal year.

     For the three months ended March 31, 2003, cost of goods sold decreased approximately $52,000, or 29%, compared to the same three-month period in 2002. This decrease was due mainly to the decrease in sales volume for 2003 when compared to the same three months ended in 2002. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty decreased by approximately 2,500, representing approximately $18,000 in costs.

     Gross profit margin increased from 60.3% for the three months ended March 31, 2002 to 64.8% for the three months ended March 31, 2003. This increase was a result of change in the mix of sales. During the three months ended March 31, 2003 the percentage of sales attributable to telephone headsets was 34% as compared to 14% during the three months ended March 31, 2002. The telephone headsets have a greater gross profit margin compared to the fast-food headsets. We are concentrating our efforts on the telephone headset market and intend to continue to increase the percentage of revenue from telephone headsets to total revenues.

     For the three months ended March 31, 2003, selling, general and administrative expenses decreased approximately $351,000, or 43%, compared to the same three-month period in 2002. This decrease was due mainly to a decrease of approximately $187,000 in amortization expense related to our intangible assets and a decrease of approximately $143,000 in payroll and related employee medical benefit expenses. Starting in the latter part of the first quarter 2002, Pro Tech implemented changes to reduce selling, general and administrative expenses. These changes included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Liquidity and Capital Resources

     During the three months ended March 31, 2003, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT (our ultimate parent company) and its affiliates. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures. As a result of the reorganization and reductions of work force, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months.

     At March 31, 2003, cash and cash equivalents were $62,169.

     The current ratio (current assets to current liabilities) was 1.15 to 1.00 at March 31, 2003, as compared to .98 to 1.00 at December 31, 2002. At March 31, 2003 we had working capital of $110,242 compared to a working capital deficit of $19,543 at December 31, 2002. This improvement of approximately $130,000 was due mainly to the receipt of $197,000 from NCT in exchange for a note payable to NCT Hearing during the three months ended March 31, 2003.

     For the three months ended March 31, 2003, the net cash used in operating activities was $136,670 compared to $22,615 for the three months ended March 31, 2002. This increase of approximately $114,000 was due primarily to the $119,000 decrease in accounts payable.

     For the three months ended March 31, 2003, the net cash provided by financing activities was $187,039 compared to $3,160 net cash used in financing activities for the three months ended March 31, 2002. This increase of approximately $190,000 was due to $197,000 received from NCT in exchange for a note payable to NCT Hearing during the three months ended March 31, 2003.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of March 31, 2003, and no material commitments are anticipated in the near future.

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

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        10(a) Exchange Rights and Release Agreement dated April 10, 2003 among NCT Group, Inc., Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A. and Libra Finance, S.A.

        99 Certification of Form 10-Q for the quarterly period ended March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Form 8-K.

        On April 4, 2003, Pro Tech filed a report on Form 8-K announcing its results of operations for the fiscal year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Pro Tech Communications, Inc.
                                                   -----------------------------
                                                         Registrant


                                                   By:  /s/ RICHARD HENNESSEY
                                                   -----------------------------
                                                         Richard Hennessey
                                                         President


                                                   By:  /s/ DEBRA KIRVEN
                                                   -----------------------------
                                                         Debra Kirven
                                                         Chief Financial Officer


Dated:  May 14, 2003

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

Date:  May 14, 2003                      /s/ RICHARD HENNESSEY
                                         ---------------------
                                         Richard Hennessey
                                         President (Principal Executive Officer)

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

Date:  May 14, 2003                                      /s/ DEBRA KIRVEN
                                                         ---------------------
                                                         Debra Kirven
                                                         Chief Financial Officer