Form 10-Q
period 2003-06-30
PRO TECH COMMUNICATIONS INC
filed 2003-08-08
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

4492 Okeechobee Rd   Fort Pierce,  FL                        34947
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    / / Yes /X/ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               33,200,311 shares outstanding as of August 7, 2003

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS


                                                                                        December 31,               June 30,
                                                                                            2002                     2003
                                                                                     --------------------     --------------------
ASSETS                                                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                                             $     13,624             $     11,835
  Accounts receivable, less allowance for doubtful
     accounts of $27,309 and $30,420, respectively                                           160,961                   98,838
  Inventories, net (Note 5)                                                                  592,536                  517,752
  Due from officers and employees                                                             63,113                   64,567
  Other current assets                                                                        16,760                   20,334
                                                                                     --------------------     --------------------
               Total current assets                                                          846,994                  713,326

Property and equipment, net (Note 6)                                                         601,183                  525,487

Intangible assets, net                                                                     2,710,815                2,620,454

Other assets                                                                                   4,500                    5,167
                                                                                     --------------------     --------------------
                                                                                        $  4,163,492             $  3,864,434
                                                                                     ====================     ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $    426,976             $    225,628
  Accrued expenses (Note 7)                                                                  222,980                  215,891
  Current portion of capital lease obligations                                                 9,662                    9,943
  Due to factor (Note 8)                                                                      34,165                    2,372
  Notes payable (Note 9)                                                                     172,754                  158,699
                                                                                     --------------------     --------------------
               Total current liabilities                                                     866,537                  612,533

Noncurrent notes payable (Note 14)                                                         1,071,164                1,518,094
Capital lease obligations                                                                     31,767                   26,675
                                                                                     --------------------     --------------------

               Total liabilities                                                           1,969,468                2,157,302
                                                                                     --------------------     --------------------
Series B redeemable convertible preferred stock, $.01 par value,
  $1,000 stated value, 500 shares authorized, issued and outstanding (Note 10)               653,438                        -
                                                                                     --------------------     --------------------
Stockholders' equity (Notes 10, 11 and 12):
  Preferred stock, $.01 par value, authorized 998,000 shares, none issued and
     outstanding                                                                                   -                        -
  Series A convertible preferred stock, $.01 par value, $1,000 stated
     value, authorized 1,500 shares, issued and outstanding 50 shares                         54,521                   55,512
  Series B redeemable convertible preferred stock, $.01 par value,
     $1,000 stated value, 500 shares authorized, issued and outstanding                            -                  538,358
  Common stock, $.001 par value, authorized 300,000,000 shares,
     issued and outstanding 33,200,311 shares                                                 33,200                   33,200
  Additional paid-in-capital                                                              18,451,079               18,565,168
  Accumulated deficit                                                                    (16,998,214)             (17,485,106)
                                                                                     --------------------     --------------------
               Total stockholders' equity                                                  1,540,586                1,707,132
                                                                                     --------------------     --------------------
                                                                                        $  4,163,492             $  3,864,434
                                                                                     ====================     ====================

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)



                                                                             For the Three Months             For the Six Months
                                                                                Ended June 30,                  Ended June 30,
                                                                          --------------------------     ---------------------------
                                                                              2002          2003              2002         2003
                                                                          ------------  ------------     -------------  ------------

Net sales                                                                 $   439,212   $   258,142      $    883,008   $   611,679

Cost of goods sold                                                            197,440        65,368           373,812       189,899
                                                                          ------------  ------------     -------------  ------------
     Gross profit                                                             241,772       192,774           509,196       421,780

Selling, general and administrative                                           732,437       404,726         1,550,635       872,235
                                                                          ------------  ------------     -------------  ------------

     Loss from operations                                                    (490,665)     (211,952)       (1,041,439)     (450,455)

Other income/(expense):
     Interest income                                                              839           730             1,624         1,453
     Interest expense                                                         (13,002)      (23,149)          (19,663)      (41,512)
     Other                                                                      3,603           (31)            4,120         3,622
                                                                          ------------  ------------     -------------  ------------

Net loss                                                                     (499,225)     (234,402)       (1,055,358)     (486,892)

Adjustments attributable to preferred stock (Notes 10, 11 and 12):
   Preferred stock beneficial conversion feature                               15,582             -            40,844             -
   Preferred stock dividend                                                     5,485         5,485            10,911        10,911
                                                                          ------------  ------------     -------------  ------------

Net loss attributable to common stockholders                              $  (520,292)  $  (239,887)     $ (1,107,113)  $  (497,803)
                                                                          ============  ============     =============  ============

Basic and diluted loss per share                                          $     (0.02)  $     (0.01)     $      (0.03)  $     (0.02)
                                                                          ============  ============     =============  ============

Weighted average common shares outstanding - basic and diluted             33,200,311    33,200,311        33,200,311    33,200,311
                                                                          ============  ============     =============  ============

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                             For the Six Months Ended
                                                                                                     June 30,
                                                                                      --------------------------------------
                                                                                             2002                 2003
                                                                                      -----------------    -----------------
Cash flows from operating activities:
  Net loss                                                                              $ (1,055,358)          $ (486,892)
  Adjustments to reconcile net loss to net
        cash provided by/(used in) operating activities:
     Provision for doubtful accounts                                                          26,103                3,111
     Provision for obsolete inventory                                                              -               (5,000)
     Depreciation and amortization                                                           548,094              169,895
     Note payable issued for services received                                                     -              230,976
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                       32,796               59,012
        Decrease in inventories                                                              231,290               79,784
        Increase in other assets                                                              (7,948)              (5,704)
        Decrease in accounts payable                                                         (66,198)            (201,348)
        Increase/(decrease) in accrued expenses                                               11,004               (6,090)
        Increase/(decrease) in due to factor and other liabilities                           296,199              (31,793)
                                                                                      -----------------    -----------------
          Net cash provided by/(used in) operating activities                           $     15,982           $ (194,049)
                                                                                      -----------------    -----------------

Cash flows from investing activities:
  Net change in due from officer/stockholder and employees                              $      1,129           $   (1,454)
  Capital expenditures                                                                             -               (2,375)
                                                                                      -----------------    -----------------
          Net cash provided by/(used in) investing activities                           $      1,129           $   (3,829)
                                                                                      -----------------    -----------------

Cash flows from financing activities:
  Proceeds from:
     Notes payable                                                                      $          -           $  217,000
  Payments made on:
     Notes payable                                                                                 -              (16,100)
     Capital lease obligations                                                                (6,466)              (4,811)
                                                                                      -----------------    -----------------
          Net cash (used in)/provided by financing activities                           $     (6,466)          $  196,089
                                                                                      -----------------    -----------------

Net increase/(decrease) in cash and cash equivalents                                    $     10,645           $   (1,789)
Cash and cash equivalents - beginning of period                                               46,881               13,624
                                                                                      -----------------    -----------------
Cash and cash equivalents - end of period                                               $     57,526           $   11,835
                                                                                      =================    =================

Supplemental disclosures of cash flow information:
  Cash paid during the six months ended for:
     Interest                                                                           $      5,540             $ 14,746
                                                                                      =================    =================

Supplemental disclosures of non-cash investing and financing activities:

Pro Tech adjusted the carrying value of preferred  stock and additional  paid-in
  capital  by  $10,911  for  the  six  months   ended  June  30,  2002  and
  2003, respectively, for the 4% dividend attributable to preferred stock. Pro Tech obtained an asset under a capital lease for $6,038 during the six months ended June 30, 2002.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
June 30, 2003


NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

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

3.   Recent Accounting Pronouncements:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Pro Tech will adopt SFAS 150 as required in the third quarter of fiscal 2003 and is currently evaluating the impact on our financial statements.

4.   Stock Options:

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

     No options were issued to officers and employees during the three or six months ended June 30, 2003. No compensation expense was recorded during the three or six months ended June 30, 2002 for the options issued to officers and employees, in accordance with APB No. 25. Had compensation expense been determined on the fair value at the date of grant in accordance with SFAS No. 123, the net loss and loss per share attributable to common shareholders would have been adjusted to the pro forma amounts indicated below:



                                                   For the three months ended         For the six months ended
                                                            June 30,                            June 30,
                                                ---------------------------------  -------------------------------
                                                    2002              2003              2002             2003
                                                --------------   ----------------  ---------------   -------------
Net loss attributable to common
     stockholders, as reported                     $ (520,292)       $ (239,887)     $(1,107,113)     $ (497,803)
Stock-based employee costs based on fair
     value method, net of related taxes                 2,290               359          (18,148)         (1,812)
                                                --------------   ----------------  ---------------   -------------
Net loss attributable to common
     stockholders, pro forma                       $ (518,002)       $ (239,528)     $(1,125,261)     $ (499,615)
                                                ==============   ================  ===============   =============
Basic and diluted loss per common share:
     As reported                                   $    (0.02)       $    (0.01)     $     (0.03)     $    (0.02)
                                                ==============   ================  ===============   =============
     Pro forma                                     $    (0.02)       $    (0.01)     $     (0.03)     $    (0.02)
                                                ==============   ================  ===============   =============


5.   Inventories, net:

     Inventories, net consisted of the following:

                                              December 31,          June 30,
                                                  2002                2003
                                            -----------------  -----------------
Finished goods                                     $ 379,089           $ 338,653
Raw materials                                        196,330             161,782
Work in progress                                      27,117              22,317
                                            -----------------  -----------------
     Gross inventories                               602,536             522,752
Less:  reserve for obsolete inventory                 10,000               5,000
                                            -----------------  -----------------
     Total Inventories, net                        $ 592,536           $ 517,752
                                            =================  =================

6.   Property and Equipment, net:

     Property and equipment, net consisted of the following:


                                              December 31,         June 30,
                                                  2002               2003
                                            -----------------  -----------------
Production molds                                 $   454,076        $   455,440
Office equipment                                     146,556            147,567
Production equipment                                  39,514             39,514
Leased equipment                                      83,188             83,188
Leasehold improvements                               315,050            315,050
Vehicles                                              12,414             12,414
Marketing displays                                    16,160             16,160
                                            -----------------  -----------------
    Total cost                                     1,066,958          1,069,333
Less accumulated depreciation
  and amortization                                   465,775            543,846
                                            -----------------  -----------------
   Total Property and equipment, net             $   601,183        $   525,487
                                            =================  =================


     Depreciation expense for the six months ended June 30, 2002 and 2003 was $81,815 and $78,071, respectively.


7.   Accrued Expenses:

     Accrued expenses consisted of the following:


                                              December 31,         June 30,
                                                  2002               2003
                                            -----------------  -----------------
Accrued warranty expense                           $  69,486          $  54,690
Accrued payroll and related expenses                  98,718            101,004
Accrued vacation                                      16,397             17,073
Accrued lease payable                                 18,881             18,342
Other accrued expenses                                19,498             24,782
                                            -----------------  -----------------
   Total Accrued expenses                          $ 222,980          $ 215,891
                                            =================  =================

8.   Due to Factor:

     Pro Tech is a party to a factoring agreement with Goodman Factors, Inc. The agreement requires us to offer for factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.00% at June 30, 2003. In addition, at June 30, 2003 we had $920 in reserve at the factor representing not less than 15% of the aggregate unpaid gross amount of all accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, the factor may charge an additional commitment fee, as described in the agreement. As of June 30, 2003, no such fees were required. Such factored receivables are subject to acceptance by the factor. The factor also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

     At June 30, 2003, accounts receivable factored under this agreement and still outstanding were $3,292, of which $2,372 had been received under the factoring agreement under the recourse provisions. Total fees incurred under this arrangement amounted to $1,592 and $720 during the three months ended June 30, 2002 and 2003, respectively; $3,425 and $2,821 during the six months ended June 30, 2002 and 2003, respectively. Interest expense incurred under this arrangement amounted to $727 and $604 during the three months ended June 30, 2002 and 2003, respectively; $1,540 and $1,583 during the six months ended June 30, 2002 and 2003, respectively.

9.   Notes Payable:

     Pro Tech successfully renegotiated its note payable with Westek Electronics, Inc., which was due on June 27, 2003. The new $159,938 note dated June 27, 2003, represented principal of $158,938 plus accrued interest of $1,000 from the matured note. The new note has interest at 8.5% and payment terms of $3,500 due on the last day of each month starting on June 30, 2003 through May 31, 2004; with the remaining balance due on June 27, 2004. The balance of this note outstanding as of June 30, 2003 was $156,549.

10.  Series B Redeemable Convertible Preferred Stock:

     On July 30, 2001, we entered into an agreement to issue 500 shares of Series B Redeemable Convertible Preferred Stock (Preferred Stock-B) for $500,000. The Preferred Stock-B has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-B. Using a cumulative dividend of 4% per annum on the stated value, dividends on the Preferred

Stock-B were $4,987 and $9,920 for the three and six-month periods ended June 30, 2003, respectively.

     As of December 31, 2002, we classified the Preferred Stock-B as temporary equity rather than stockholders' equity because, as of December 31, 2002, under the terms of the agreements entered into in connection with the issuance of the Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applied and mandated treatment of the shares as temporary equity. On April 10, 2003, Pro Tech entered into an agreement with the holder of the Preferred Stock-B whereby the holder agreed to waive certain requirements of the Registration Rights Agreement relating to the Preferred Stock-B. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of the Preferred Stock-B. This cancelled the triggering event, which had placed the redemption of the Preferred Stock-B at the holder's option. With the signing of this agreement, such redemption is now within the control of Pro Tech. At June 30, 2003, the Preferred Stock-B is classified within the stockholders' equity section of the balance sheet.

     As of December 31, 2002, the Preferred Stock-B was carried on our balance sheet at $653,438, which represented 125% of the stated value of the shares; plus the accrued dividends of $28,438. Per the Preferred Stock-B agreement, the Preferred Stock-B was redeemable at 125% of stated value due to the triggering event mentioned above. As discussed above, the agreement dated April 10, 2003 cancelled this triggering event; therefore, we are no longer required to carry the Preferred Stock-B at 125% of the stated value. The Preferred Stock-B is carried on our balance sheet as of June 30, 2003 at $538,358, the redemption value, which is comprised of the stated value of $500,000; plus the accrued dividends of $38,358.

     As of June 30, 2003, none of the Preferred Stock-B had been converted into Pro Tech common shares or exchanged into NCT Group, Inc. (our ultimate parent company, referred to as "NCT") common shares.

11.  Stockholders' Equity:

     The changes in stockholders' equity during the six months ended June 30, 2003, were as follows:


                                                   Balance       Dividend on     Reverse                         Balance
                                                     at           Preferred     Redemption       Net                At
                                                  12/31/02         Stock        Adjustment       Loss             6/30/03
                                               --------------   ------------   -----------   -------------  ------------------


Series A preferred stock:      Shares                    50             -              -               -                  50
                               Amount          $     54,521           991              -               -       $      55,512

Series B preferred stock:      Shares                   500                                                              500
                               Amount          $    653,438         9,920       (125,000)              -       $     538,358

Common stock:                  Shares            33,200,311             -              -               -          33,200,311
                               Amount          $     33,200             -              -               -       $      33,200


Additional paid-in capital:                    $ 18,451,079       (10,911)       125,000               -       $  18,565,168

Accumulated deficit:                           $(16,998,214)            -              -        (486,892)      $ (17,485,106)



12.  Capital Stock:

Series A Convertible Preferred Stock
------------------------------------

     On September 29, 2000, Pro Tech entered into an agreement to issue 1,500 shares of Series A Convertible Preferred Stock (Preferred Stock-A) for $1,500,000. Under such agreement, the shares of Preferred Stock-A may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. The Preferred Stock-A has a dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. For purposes of determining net loss attributable to common stockholders, we calculated the dividends earned by holders of Preferred Stock-A. Using a cumulative dividend of 4% per annum on the stated value, dividends on the Preferred Stock-A were $498 and $991 for the three and six-month periods ended June 30, 2003, respectively.

     During the six-month period ended June 30, 2003, there were no shares of Preferred Stock-A converted into Pro Tech common stock or exchanged into NCT common stock.

Common Stock
------------

     The number of shares of common stock required to be reserved for issuance was approximately 158 million at June 30, 2003. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants.

13.  Business Divisions Results:

     During 2001, management identified two new business divisions in which the company is directing its focus. These two business divisions are: (i) Telecommunications Systems Integration; and (ii) Call Center Operations. As of June 30, 2003, neither of these divisions is deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to establishment of these two new business divisions, we were predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as Product Business. We evaluate division performance based on net sales and operating income. Management does not track division data or evaluate division performance on additional financial information. As such, there are no separately identifiable division assets nor are there any separately identifiable statements of operations data (below operating income). Pro Tech does not track or assign assets to individual business divisions. Likewise, depreciation expense and capital additions are also not tracked by business division.

     No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.

Business division data is as follows:


                                                                                            Division
                                                              -------------------------------------------------------------------
                                                                                     Telecom
                                                                    Product          Systems       Call Center
                                                                   Business        Integration      Operations        Total
                                                              -------------------------------------------------------------------
For the three months ended June 30, 2003:
   Sales to external  customers                                 $   231,382        $  26,760        $       -        $   258,142
   Other revenue - other operating segments                               -                -                -                  -
   Loss from operations                                            (205,627)          (3,323)          (3,002)          (211,952)

For the three months ended June 30, 2002:
   Sales to external  customers                                 $   406,855        $  32,357        $       -        $   439,212
   Other revenue - other operating segments                               -                -                -                  -
   (Loss)/income from operations                                   (464,723)           1,011          (26,953)          (490,665)

For the six months ended June 30, 2003:
   Sales to external  customers                                 $   560,867        $  50,812        $       -        $   611,679
   Other revenue - other operating segments                               -                -                -                  -
   Loss from operations                                            (432,279)         (11,736)          (6,440)          (450,455)

For the six months ended June 30, 2002:
   Sales to external  customers                                 $   817,708        $  65,300        $       -        $   883,008
   Other revenue - other operating segments                               -                -                -                  -
   (Loss)/income from operations                                 (1,006,473)           2,887          (37,853)        (1,041,439)



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

14.  Related Party Transactions:

     During the three months ended June 30, 2002 and 2003, we recorded charges from NCT of approximately $135,000 and $125,000, respectively (for health benefits, labor and parent company allocations), which are included in Selling, general and administrative expenses in our condensed statement of operations. For the six months ended June 30, 2002 and 2003, these charges were approximately $311,000 and $220,000, respectively. In addition, NCT provided cash advances to Pro Tech in the amount of $20,000 and $217,000 for the three and six-month period ended June 30, 2003, respectively.

     On March 31, 2003, Pro Tech issued a promissory note to NCT Hearing Products, Inc. ("NCT Hearing"), bearing interest at prime (4.00% at June 30,
2003) and due on April 1, 2004, for $291,312 in exchange for services provided and cash advanced to Pro Tech by NCT and its subsidiaries during the three months ended March 31, 2003.

     On June 30, 2003, Pro Tech issued a promissory note to NCT Hearing, bearing interest at prime (4.00% at June 30, 2003) and due on April 1, 2005 in the amount of $1,512,679. This note was issued as consideration for the rollover of $1,345,811 in principal of all outstanding notes payable by Pro Tech to NCT Hearing (plus accrued interest of $35,900) as of June 30, 2003, plus $130,968 for services provided and cash advanced to Pro Tech by NCT and its subsidiaries during the three months ended June 30, 2003. The following notes payable were outstanding and rolled into the new note payable dated June 30, 2003:



                                           Outstanding        Accrued
Original issue date of note:                Principal         Interest            Total
                                          --------------   --------------     --------------

  September 30, 2002                       $  906,232         $ 29,664          $  935,896
  December 31, 2002                           148,267            3,146             151,413
  March 31, 2003                              291,312            3,090             294,402

                                          --------------   --------------     --------------
Total rolled into new note payable         $1,345,811         $ 35,900          $1,381,711
                                          ==============   ==============     ==============


As of December 31, 2002 and June 30, 2003, Pro Tech owed an aggregate of $1,064,703 and $1,512,679, respectively, to NCT Hearing, which is included in Noncurrent notes payable on our condensed balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2003

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

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

     Net loss for the three months ended June 30, 2003 decreased approximately $265,000, or 53%, compared to the same three-month period in 2002. This decrease was due to the net effect of a reduction in selling, general and administrative expenses of approximately $328,000, offset by a decrease of approximately $49,000 in our gross profit.

     Total revenue for the three months ended June 30, 2003 decreased approximately $181,000, or 41%, compared to the same three months ended June 30, 2002. This decrease was due mainly to the reduction in sales to the fast-food market. This reduction reflected a decrease in demand due primarily to a general slowdown in the economy.

     Revenue from the fast-food market decreased approximately $123,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. Demand has decreased and we expect it to remain slow for the remainder of the year as a result of two factors: (1) the announced closures of several hundred McDonalds franchises worldwide; and (2) increased market competition from far-east competitors.

     For the three months ended June 30, 2003, cost of goods sold decreased approximately $132,000, or 67%, compared to the same three-month period in 2002. This decrease was due mainly to the decrease in sales volume for 2003 when compared to the same three months ended in 2002. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty during the three-month period ended June 30, 2003 decreased by approximately 2,300 compared to the same period in 2002, representing approximately $17,000 in costs. During the three months ended June 30, 2003 we received a $15,000 credit from a vendor in settlement of disputed charges from prior years.

     Gross profit margin increased from 55.1% for the three months ended June 30, 2002 to 74.7% for the three months ended June 30, 2003. This increase was the result of two factors mentioned above. First, we received a $15,000 credit from a vendor in settlement of disputed charges from prior years. Second, we completed the replacement of component failure headsets in September 2002 so that these costs were not incurred during the three-month period ended June 30, 2003, but were incurred during the same period in 2002.

     For  the  three  months  ended  June  30,   2003,   selling,   general  and
administrative expenses decreased approximately $328,000, or 45%, compared to the same three-month period in 2002.

This decrease was due mainly to a decrease of approximately $187,000 in amortization expense related to our intangible assets and a decrease of approximately $77,000 in payroll and related employee medical benefit expenses. Starting in the latter part of the first quarter 2002, Pro Tech implemented changes to reduce selling, general and administrative expenses. These changes included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

     Net loss for the six months ended June 30, 2003 decreased approximately $568,000, or 54%, compared to the same six-month period in 2002. This decrease was due to the net effect of a reduction in selling, general and administrative expenses of approximately $678,000, offset by a decrease of approximately $87,000 in our gross profit.

     Total revenue for the six months ended June 30, 2003 decreased approximately $271,000, or 31%, compared to the same six months ended June 30, 2002. This decrease was due mainly to the reduction in sales to the fast-food market. This reduction reflected a decrease in demand due primarily to a general slowdown in the economy.

     Revenue from the fast-food market decreased approximately $220,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. Demand has decreased and we expect it to remain slow for the remainder of the year as a result of two factors: (1) the announced closures of several hundred McDonalds franchises worldwide; and (2) increased market competition from far-east competitors.

     For the six months ended June 30, 2003, cost of goods sold decreased approximately $184,000, or 49%, compared to the same three-month period in 2002. This decrease was due mainly to the decrease in sales volume for 2003 when compared to the same six months ended in 2002. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty during the six-month period ended June 30, 2003 decreased by approximately 4,800 compared to the same period in 2002, representing approximately $35,000 in costs. During the six months ended June 30, 2003 we received a $15,000 credit from a vendor in settlement of disputed charges from prior years.

     Gross profit margin increased from 57.7% for the six months ended June 30, 2002 to 69.0% for the six months ended June 30, 2003. This increase was the result of two factors mentioned above. First, we received a $15,000 credit from a vendor in settlement of disputed charges from prior years. Second, we completed the replacement of component failure headsets in September 2002 so that these costs were not incurred during the six-month period ended June 30, 2003, but were incurred during the same period in 2002.

     For the six months ended June 30, 2003, selling, general and administrative expenses decreased approximately $678,000, or 44%, compared to the same six-month period in 2002. This decrease was due mainly to a decrease of approximately $374,000 in amortization expense related to our intangible assets and a decrease of approximately $220,000 in payroll and related employee medical benefit expenses. Starting in the latter part of the first quarter 2002, Pro Tech implemented changes to reduce selling, general and administrative expenses. These changes included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Liquidity and Capital Resources

     During the six months ended June 30, 2003, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Group, Inc. (our ultimate parent company) and its affiliates. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures. As a result of the reorganization and reductions of work force, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months.

     At June 30, 2003, cash and cash equivalents were $11,835.

     The current ratio (current assets to current liabilities) was 1.16 to 1.00 at June 30, 2003, as compared to .98 to 1.00 at December 31, 2002. At June 30, 2003 we had working capital of $100,792 compared to a working capital deficit of $19,543 at December 31, 2002. This improvement of approximately $120,000 was due mainly to the receipt of $217,000 from NCT in exchange for notes payable to NCT Hearing during the six months ended June 30, 2003.

     For the six months ended June 30, 2003, the net cash used in operating activities was $194,049 compared to $15,982 net cash provided by operating activities for the six months ended June 30, 2002. This increase in used funds of approximately $210,000 was due primarily to the $201,000 decrease in accounts payable.

     For the six months ended June 30, 2003, the net cash provided by financing activities was $196,089 compared to $6,466 net cash used in financing activities for the six months ended June 30, 2002. This increase of approximately $203,000 was due to $217,000 received from NCT in exchange for notes payable to NCT Hearing during the six months ended June 30, 2003.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of June 30, 2003, and no material commitments are anticipated in the near future.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits.

     10(a)Exchange  Rights and Release  Agreement dated April 10, 2003 among NCT
          Group, Inc., Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A. and Libra Finance, S.A., incorporated herein by reference to Exhibit 10 (a) of Pro Tech's Form 10-Q filed on May 14, 2003.

     99 Certification of Form 10-Q for the quarterly period ended June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated:  August 8, 2003

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

Date:  August 8, 2003                    /s/ RICHARD HENNESSEY
                                         ---------------------
                                         Richard Hennessey
                                         President (Principal Executive Officer)

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

Date:  August 8, 2003                         /s/ DEBRA KIRVEN
                                              -----------------------
                                              Debra Kirven
                                              Chief Financial Officer