Form 10-Q
period 2003-09-30
PRO TECH COMMUNICATIONS INC
filed 2003-11-18
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

              33,200,311 shares outstanding as of November 14, 2003

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS


                                                                                        December 31,             September 30,
                                                                                             2002                     2003
                                                                                       ----------------          --------------

ASSETS                                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                           $     13,624              $      7,226
   Accounts receivable, less allowance for doubtful
      accounts of $27,309 and $29,755, respectively                                         160,961                   171,825
   Inventories, net (Note 5)                                                                592,536                   499,467
   Due from officers and employees (Note 15)                                                 63,113                    65,306
   Other current assets                                                                      16,760                    12,473
                                                                                       ----------------          --------------
          Total current assets                                                              846,994                   756,297

Property and equipment, net (Note 6)                                                        601,183                   488,605

Intangible assets, net                                                                    2,710,815                 2,575,274

Other assets                                                                                  4,500                     3,648
                                                                                       ----------------          --------------
                                                                                       $  4,163,492              $  3,823,824
                                                                                       ================          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $    426,976              $    228,465
   Accrued expenses (Note 7)                                                                222,980                   218,933
   Current portion of capital lease obligations                                               9,662                    10,185
   Due to factor and other liabilities (Note 8)                                              34,165                    93,369
   Notes payable (Note 9)                                                                   172,754                   151,503
   Preferred stock subject to mandatory conversion
      into a variable number of shares (Note 10)                                                  -                   736,915
                                                                                       ----------------          --------------
          Total current liabilities                                                         866,537                 1,439,370

Noncurrent notes payable (Note 14)                                                        1,071,164                 1,573,006
Capital lease obligations                                                                    31,767                    24,036
                                                                                       ----------------          --------------

          Total liabilities                                                               1,969,468                 3,036,412
                                                                                       ----------------          --------------

Series B redeemable convertible preferred stock, $.01 par value,
   $1,000 stated value, 500 shares authorized, issued and outstanding (Note 10)             653,438                         -
                                                                                       ----------------          --------------

Stockholders' equity (Notes 10, 11 and 12):
  Preferred stock, $.01 par value, authorized 998,000 shares, none issued and
      outstanding                                                                                 -                         -
  Series A convertible preferred stock, $.01 par value, $1,000 stated
      value, authorized 1,500 shares, issued and outstanding 50 shares                       54,521                         -
  Common stock, $.001 par value, authorized 300,000,000 shares,
      issued and outstanding 33,200,311 shares                                               33,200                    33,200
  Additional paid-in-capital                                                             18,451,079                18,427,668
  Accumulated deficit                                                                   (16,998,214)              (17,673,456)
                                                                                       ----------------          --------------
          Total stockholders' equity                                                      1,540,586                   787,412
                                                                                       ----------------          --------------
                                                                                       $  4,163,492              $  3,823,824
                                                                                       ================          ==============
The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                          For the Three Months             For the Nine Months
                                                                           Ended September 30,              Ended September 30,
                                                                      -----------------------------    -----------------------------
                                                                          2002            2003             2002           2003
                                                                      -------------   -------------    -------------   -------------

Net sales                                                             $   407,357     $   324,639      $ 1,290,365     $   936,318

Cost of goods sold                                                        209,275         102,983          583,087         292,882
                                                                      -------------   -------------    -------------   -------------
     Gross profit                                                         198,082         221,656          707,278         643,436

Selling, general and administrative (including $103,080, $64,918,
     $408,956 and $259,923, respectively for related party charges
     - see Note 14)                                                       576,337         384,801        2,126,972       1,257,036
                                                                      -------------   -------------    -------------   -------------

     Loss from operations                                                (378,255)       (163,145)      (1,419,694)       (613,600)

Other income/(expense):
     Interest income                                                          753             739            2,377           2,192
     Interest expense                                                      (9,758)         (4,265)         (24,035)        (20,082)
     Interest expense - NCT Hearing Products, Inc.                         (5,510)        (15,457)         (10,896)        (41,152)
     Interest expense on convertible preferred stock (Note 10)                  -          (5,545)               -          (5,545)
     Other                                                                  1,260            (677)           5,380           2,945
                                                                      -------------   -------------    -------------   -------------

Net loss                                                                 (391,510)       (188,350)      (1,446,868)       (675,242)

Adjustments attributable to preferred stock (Notes 10 and 11):
   Preferred stock beneficial conversion feature                            4,966               -           45,810               -
   Preferred stock dividend                                                 5,544               -           16,455          10,911
                                                                      -------------   -------------    -------------   -------------

Net loss attributable to common stockholders                          $  (402,020)    $  (188,350)     $(1,509,133)    $  (686,153)
                                                                      =============   =============    =============   =============

Basic and diluted loss per share                                      $     (0.01)    $     (0.00)     $     (0.05)    $     (0.02)
                                                                      =============   =============    =============   =============

Weighted average common shares outstanding - basic and diluted         33,200,311      33,200,311       33,200,311      33,200,311
                                                                      =============   =============    =============   =============

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                           2002                     2003
                                                                                   --------------------     --------------------

Cash flows from operating activities:
   Net loss                                                                           $ (1,446,868)              $ (675,242)
   Adjustments to reconcile net loss to net
         cash provided used in operating activities:
      Provision for doubtful accounts                                                         (753)                   2,446
      Provision for obsolete inventory                                                           -                   (5,000)
      Depreciation and amortization                                                        821,239                  253,957
      Note payable issued for services received                                            385,201                  246,433
      Interest expense related to preferred stock dividend                                       -                    5,545
      Changes in operating assets and liabilities:
         Decrease/(increase) in accounts receivable                                         51,614                  (13,310)
         Decrease in inventories                                                           325,393                   98,069
         (Increase)/decrease in other assets                                                (4,179)                   3,676
         Decrease in accounts payable                                                     (140,022)                (198,511)
         Increase/(decrease) in accrued expenses                                            19,608                   (3,048)
         (Decrease)/increase in due to factor and other liabilities                        (25,681)                  59,204
                                                                                   --------------------     --------------------
            Net cash used in operating activities                                     $    (14,448)              $ (225,781)
                                                                                   --------------------     --------------------

Cash flows from investing activities:
   Net change in due from officer/stockholder and employees                           $          -               $   (2,193)
   Capital expenditures                                                                          -                   (4,375)
                                                                                   --------------------     --------------------
            Net cash used in investing activities                                     $          -               $   (6,568)
                                                                                   --------------------     --------------------

Cash flows from financing activities:
   Proceeds from:
      Notes payable to NCT Hearing Products, Inc.                                     $          -               $  217,000
      Cash advances from NCT Hearing Products, Inc.                                              -                   40,000
   Payments made on:
      Notes payable                                                                              -                  (23,841)
      Capital lease obligations                                                            (12,648)                  (7,208)
                                                                                   --------------------     --------------------
            Net cash (used in)/provided by financing activities                       $    (12,648)              $  225,951
                                                                                   --------------------     --------------------

Net decrease in cash and cash equivalents                                             $    (27,096)              $   (6,398)
Cash and cash equivalents - beginning of period                                             46,881                   13,624
                                                                                   --------------------     --------------------
Cash and cash equivalents - end of period                                             $     19,785               $    7,226
                                                                                   ====================     ====================

Supplemental disclosures of cash flow information:
   Cash paid during the nine months ended for:
      Interest                                                                        $     17,030               $   19,082
                                                                                   ====================     ====================

Supplemental disclosures of non-cash investing and financing activities:

   Pro Tech adjusted the carrying value of preferred stock and additional paid-in capital by $10,911 through the nine months ended September 30, 2002 and 2003, respectively, for the 4% dividend attributable to preferred stock.
   Pro Tech obtained an asset under a capital lease for $6,038 during the nine months ended September 30, 2002.
   Pro Tech adjusted the carrying value of preferred stock and additional paid-in-capital by $125,000 during the nine months ended September 30, 2003 due to the reversal of a redemption penalty on the Series B preferred stock.
   Pro Tech adjusted the carrying value of preferred stock and additional paid-in-capital by $137,500 during the three months ended September 30, 2003 due to the adoption of SFAS No. 150.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
SEPTEMBER 30, 2003

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

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

3.   Recent Accounting Pronouncements:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Pro Tech adopted SFAS No. 150 as of the third quarter 2003. We were required to reclassify our Series A and Series B convertible preferred stock from the equity section to the liability section on our condensed balance sheet. Adoption of SFAS No. 150 also required us to present payments to holders of such instruments and related accruals separately from payments to and interest due to other creditors in our statements of cash flows and operations. See Note 10 -
Preferred  Stock  Subject to  Mandatory  Conversion  into a  Variable  Number of
Shares.

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

     No options were issued to officers and employees during the three or nine months ended September 30, 2003. No compensation expense was recorded during the three or nine months ended September 30, 2002 for options issued to officers and employees, in accordance with APB No. 25. Had compensation expense been determined on the fair value at the date of grant in accordance with SFAS No. 123, the net loss and loss per share attributable to common shareholders would have been adjusted to the pro forma amounts indicated below:



                                                   For the three months ended        For the nine months ended
                                                          September 30,                      September 30,
                                                --------------------------------  -------------------------------
                                                    2002              2003              2002             2003
                                                --------------   ---------------  ---------------   -------------

Net loss attributable to common
     stockholders, as reported                     $ (402,020)       $ (188,350)     $(1,509,133)     $ (686,153)
Stock-based employee costs based on fair
  value method, net of related taxes                   (1,352)           (1,926)         (19,500)         (3,738)
                                                --------------   ---------------  ---------------   -------------
Net loss attributable to common
     stockholders, pro forma                       $ (403,372)       $ (190,276)     $(1,528,633)     $ (689,891)
                                                ==============   ===============  ===============   =============
Basic and diluted loss per common share:
     As reported                                   $    (0.01)       $    (0.00)     $     (0.05)     $    (0.02)
                                                ==============   ===============  ===============   =============
     Pro forma                                     $    (0.01)       $    (0.00)     $     (0.05)     $    (0.02)
                                                ==============   ===============  ===============   =============



5.   Inventories, net:

     Inventories, net consisted of the following:


                                               December 31,       September 30,
                                                   2002               2003
                                           -----------------  -----------------
 Finished goods                                $ 379,089          $ 332,030
 Raw materials                                   196,330            142,867
 Work in progress                                 27,117             29,570
                                           -----------------  -----------------
      Gross inventories                          602,536            504,467
 Less:  reserve for obsolete inventory            10,000              5,000
                                           -----------------  -----------------
      Total Inventories, net                   $ 592,536          $ 499,467
                                           =================  =================


6.   Property and Equipment, net:

     Property and equipment, net consisted of the following:

                                               December 31,       September 30,
                                                   2002               2003
                                           -----------------   -----------------
 Production molds                             $  454,076          $  455,440
 Office equipment                                146,556             149,567
 Production equipment                             39,514              39,514
 Leased equipment                                 83,188              83,188
 Leasehold improvements                          315,050             315,050
 Vehicles                                         12,414              12,414
 Marketing displays                               16,160              16,160
                                           -----------------   -----------------
     Total cost                                1,066,958           1,071,333
 Less: accumulated depreciation
   and amortization                              465,775             582,728
                                           -----------------   -----------------
     Total Property and equipment, net        $  601,183          $  488,605
                                           =================   =================


     Depreciation expense for the nine months ended September 30, 2002 and 2003 was $121,820 and $116,953, respectively.

7.   Accrued Expenses:

     Accrued expenses consisted of the following:


                                               December 31,       September 30,
                                                   2002               2003
                                           -----------------  ------------------
 Accrued payroll and related expenses          $  98,718           $ 107,768
 Accrued warranty expense                         69,486              49,680
 Accrued vacation                                 16,397              13,155
 Accrued lease payable                            18,881              17,532
 Other accrued expenses                           19,498              30,798
                                           -----------------  ------------------
    Total Accrued expenses                     $ 222,980           $ 218,933
                                           =================  ==================


8.   Due to Factor and Other Liabilities:


                                                December 31,      September 30,
                                                    2002              2003
                                               --------------    ---------------
 Due to factor                                     $ 34,165          $ 28,421
 Due to NCT Hearing Products, Inc.                        -            64,948
                                               --------------    ---------------
    Total Due to factor and other liabilities      $ 34,165          $ 93,369
                                               ==============   ================


     Pro Tech is a party to a factoring agreement with Goodman Factors, Inc. At September 30, 2003, outstanding accounts receivable factored under this agreement were $33,875, of which $28,421 had been received by Goodman under recourse provisions. Total fees incurred under this arrangement amounted to $1,783 and $822 during the three months ended September 30,

2002 and 2003, respectively; $5,207 and $3,937 during the nine months ended September 30, 2002 and 2003, respectively. Interest expense incurred under this arrangement amounted to $1,031 and $212 during the three months ended September 30, 2002 and 2003, respectively; $2,571 and $1,795 during the nine months ended September 30, 2002 and 2003, respectively.

9.   Notes Payable:

     Pro Tech successfully renegotiated its note payable with Westek Electronics, Inc., which was due on June 27, 2003. The new $159,938 note dated June 27, 2003, represented principal of $158,938 plus accrued interest of $1,000 from the matured note. The new note has interest at 8.5% and payment terms of $3,500 due on the last day of each month starting on June 30, 2003 through May 31, 2004; with the remaining balance due on June 27, 2004. The balance of this note outstanding as of September 30, 2003 was $149,353, which is included in Notes payable on our condensed balance sheet.

10.  Preferred  Stock Subject to Mandatory  Conversion into a Variable Number of
Shares:

     Pro Tech had two types of preferred stock outstanding as of September 30, 2003, Series A and Series B. Each share of the Series A preferred stock ("Series A") has a par value of $0.01 and a stated value of $1,000. There were 1,500 shares authorized and 50 shares issued and outstanding as of December 31, 2002 and September 30, 2003. The Series A has a mandatory conversion date of March 31, 2005. Each share of the Series B preferred stock ("Series B") has a par value of $0.01 and a stated value of $1,000. There were 500 shares authorized, issued and outstanding as of December 31, 2002 and September 30, 2003. The Series B has a mandatory conversion date of March 31, 2006.

     As of December 31, 2002, the Series B was carried on our balance sheet at $653,438, which represented 125% of the stated value of the shares, plus the accrued dividends of $28,438 and was classified as temporary equity rather than stockholders' equity. The Series B was presented this way because, as of December 31, 2002, under the terms of the agreements entered into in connection with the issuance of the Series B, the holders of those shares may have had a right to require Pro Tech to redeem the shares at 125% of the stated value. Because any such redemption would not be within the sole control of Pro Tech, Rule 5-02.28 of Regulation S-X applied and mandated treatment of the shares as temporary equity. On April 10, 2003, Pro Tech entered into an agreement with the holder of the Series B whereby the holder agreed to waive certain requirements of the Registration Rights Agreement relating to the Series B. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of the Series B. This cancelled the triggering event, which may have placed the redemption of the Series B at the holder's option. With the signing of this agreement, such redemption was within Pro Tech's control. At June 30, 2003, the Series B was classified within the stockholders' equity section of the balance sheet and carried at its stated value plus accrued dividends.

     Both the Series A and the Series B are covered under the adoption of SFAS No. 150 as of the beginning of the third quarter of 2003. SFAS No. 150 required us to move the Series A and the Series B from the equity section to the liability section on our condensed balance sheet. In connection with the move from the equity section to the liability section, Pro Tech was required to increase the value of the preferred stock to reflect the monetary value of the shares required to be issued upon conversion. The Series A was increased by $12,500 and the Series B was increased by $125,000. The corresponding entry was to reduce the additional paid-in-capital by $137,500. See Note 11 - Stockholders' Equity.

     SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, as of July 1, 2003, the dividends accrued to holders of Series A and Series B are recorded as interest expense in the condensed statement of operations; whereas, previously they were recorded as a reduction to the additional paid-in-capital. The interest expense recorded for Series A and Series B for the three months ended September 30, 2003 was $504 and $5,041, respectively. The reduction to additional paid-in-capital for the six months ended June 30, 2003, calculated for purposes of determining net loss attributable to common stockholders, on the Series A and Series B was $991 and $9,920, respectively.

     The Series A is carried on our balance sheet as of September 30, 2003 at $68,516, which is comprised of the monetary value of the shares of $62,500, plus the accrued dividends of $6,016. Pro Tech would have to issue approximately 8 million shares of our common stock if settlement of the stated value of the Series A were to occur as of September 30, 2003. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of September 30, 2003, settlement in common stock for the accrued dividends on the Series A would require issuance of approximately 1 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Series A preferred stock.

     The Series B is carried on our balance sheet as of September 30, 2003 at $668,399, which is comprised of the monetary value of the shares of $625,000; plus the accrued dividends of $43,399. Pro Tech would have to issue approximately 78 million shares of our common stock if settlement of the stated value of the Series B were to occur as of September 30, 2003. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of September 30, 2003, settlement in common stock for the accrued dividends on the Series B would require issuance of approximately 7 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Series B preferred stock.


11.  Stockholders' Equity:

     The changes in stockholders' equity during the nine months ended September 30, 2003, were as follows:


                                         Balance         Dividend on       Reverse                                       Balance
                                            at            Preferred       Redemption    Adoption of          Net            At
                                         12/31/02           Stock         Adjustment    SFAS No. 150        Loss         9/30/03
                                     -----------------  --------------   -------------  --------------  -----------   --------------


Series A preferred stock:   Shares              50              -                -             (50)             -                  -
                            Amount        $ 54,521            991                -         (55,512)             -      $           -

Series B preferred stock:   Shares             500              -                -            (500)             -                  -
                            Amount       $ 653,438          9,920         (125,000)       (538,358)             -      $           -

Common stock:               Shares      33,200,311              -                -               -              -         33,200,311
                            Amount        $ 33,200              -                -               -              -      $      33,200


Additional paid-in capital:           $ 18,451,079        (10,911)         125,000        (137,500)             -      $  18,427,668

Accumulated deficit:                  $(16,998,214)             -                -               -       (675,242)     $(17,673,456)



12.  Common Stock:

     The number of shares of common stock required to be reserved for issuance was approximately 136 million at September 30, 2003. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants.

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

     As of September 30, 2003, these divisions are not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.


Business division data is as follows:



                                                                            Division
                                                    ----------------------------------------------------------
                                                                      Telecom
                                                       Product        Systems       Call Center
                                                      Business      Integration     Operations        Total
                                                    ----------------------------------------------------------

For the three months ended September 30, 2003:
   Sales to external  customers                     $   287,670       $ 35,997          $ 972     $    324,639
   Other revenue - other operating segments                   -              -              -                -
   Loss from operations                                (157,031)        (3,279)        (2,835)        (163,145)

For the three months ended September 30, 2002:
   Sales to external  customers                     $   363,287       $ 32,503      $  11,567     $    407,357
   Other revenue - other operating segments                   -              -              -                -
   (Loss)/income from operations                       (373,612)        (9,089)         4,446         (378,255)

For the nine months ended September 30, 2003:
   Sales to external  customers                     $   848,538       $ 86,808         $  972     $    936,318
   Other revenue - other operating segments                   -              -              -                -
   Loss from operations                                (589,310)       (15,015)        (9,275)        (613,600)

For the nine months ended September 30, 2002:
   Sales to external  customers                     $ 1,180,995       $ 97,803      $  11,567     $  1,290,365
   Other revenue - other operating segments                   -              -              -                -
   Loss from operations                              (1,380,084)        (6,202)       (33,408)      (1,419,694)



14.  Related Party Transactions:

     During the three months ended September 30, 2002 and 2003, we recorded charges from NCT of approximately $103,000 and $65,000, respectively (for health benefits, labor and parent company allocations), which are included in Selling, general and administrative expenses in our condensed statement of operations. For the nine months ended September 30, 2002 and 2003, these charges were approximately $409,000 and $260,000, respectively. In addition, NCT provided cash advances to Pro Tech in the amount of $40,000 and $257,000 for the three and nine-month periods ended September 30, 2003, respectively.

     On March 31, 2003, Pro Tech issued a promissory note to NCT Hearing Products, Inc. ("NCT Hearing"), bearing interest at prime (4.00% at September 30, 2003) and due on April 1, 2004, for $291,312 in exchange for services provided and cash advanced to Pro Tech by NCT and its subsidiaries during the three months ended March 31, 2003.

     On June 30, 2003, Pro Tech issued a promissory note to NCT Hearing, bearing interest at prime (4.00% at September 30, 2003) and due on April 1, 2005 in the amount of $1,512,679. This note was issued as consideration for the rollover of $1,345,811 in principal of all outstanding notes payable by Pro Tech to NCT Hearing (plus accrued interest of $35,900) as of June 30, 2003, plus $130,968 for services provided and cash advanced to Pro Tech by NCT and its subsidiaries during the three months ended June 30, 2003. The following notes payable were outstanding and rolled into the new note payable dated June 30, 2003:



                                           Outstanding         Accrued
Original issue date of note:                Principal          Interest            Total
                                         ----------------   ---------------     --------------

  September 30, 2002                     $   906,232          $ 29,664          $   935,896
  December 31, 2002                          148,267             3,146              151,413
  March 31, 2003                             291,312             3,090              294,402

                                         ----------------   ---------------     --------------
Total rolled into new note payable       $ 1,345,811          $ 35,900          $ 1,381,711
                                         ================   ===============     ==============


     As of December 31, 2002 and September 30, 2003, Pro Tech owed an aggregate of $1,064,703 and $1,633,085, respectively, to NCT Hearing. As of September 30, 2003, $1,568,137 is included in Noncurrent notes payable and the remaining $64,948 is included in Due to factor and other liabilities on our condensed balance sheet.

15.  Subsequent Events

     On October 19, 2003, the note receivable of approximately $65,000 from Keith Larkin became due. Pro Tech did not receive payment. We have begun collection efforts on such note.

     On October 28, 2003, the 4,500,000 warrants issued in conjunction with the Series A Preferred Stock expired. The exercise price of these warrants was $0.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2003

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

     Pro Tech operates in a highly competitive and rapidly changing environment and market segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales, and engineering and development revenues, to sustain our current level of operation; introduce, on a timely basis, new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, and inventions. Pro Tech's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Net loss for the three months ended September 30, 2003 decreased approximately $203,000, or 52%, compared to the same three-month period in 2002. This decrease was due to a reduction in selling, general and administrative expenses of approximately $192,000, combined with an increase of approximately $24,000 in our gross profit.

     Total revenue for the three months ended September 30, 2003 decreased approximately $83,000, or 20%, compared to the same three months ended September 30, 2002. This decrease was due mainly to reductions in our headset sales, mainly fast-food parts and radio headsets, and our call center operations.

     Revenue from the fast-food market decreased approximately $36,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. Demand has decreased and we expect it to remain slow for the remainder of the year as a result of two factors: (1) the announced closures of several hundred McDonalds franchises worldwide; and (2) increased market competition from far-east competitors.

     Revenue from the radio market decreased approximately $24,000 due to Pro Tech's decision to exit the radio market during 2002. Revenues for the three months ended September 2002 were approximately $24,000 as compared to less than $1,000 for the same period in 2003.

     Revenues from our call center operations decreased approximately $11,000 due to a lack of contracts during 2003. Pro Tech is currently evaluating the current call center business plan as it relates to the recently enacted federal legislation pertaining to Do Not Call or DNC lists. This new law was enacted on October 1, 2003. The legislation requires several changes to the operating model in order to comply with the new law. A decision will be made by management in the fourth quarter to determine the viability of pursuing this business for Pro Tech.

     For the three months ended September 30, 2003, cost of goods sold decreased approximately $106,000, or 51%, compared to the same three-month period in 2002. This decrease was due mainly to the decrease in sales volume for 2003 when compared to the same three months ended in 2002. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty during the three-month period ended September 30, 2003 decreased by approximately 2,500 compared to the same period in 2002, representing approximately $18,000 in costs.

     Gross profit margin increased from 48.6% for the three months ended September 30, 2002 to 68.3% for the three months ended September 30, 2003. We completed the replacement of component failure headsets in September 2002 so that these costs were not incurred during the three-month period ended September 30, 2003, but were incurred during the same period in 2002.

     For the three months ended September 30, 2003, selling, general and administrative expenses decreased approximately $192,000, or 33%, compared to the same three-month period in 2002. This decrease was due mainly to a decrease of approximately $187,000 in amortization expense related to our intangible assets.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Net loss for the nine months ended September 30, 2003 decreased approximately $772,000, or 53%, compared to the same nine-month period in 2002. This decrease was due to the net effect of a reduction in selling, general and administrative expenses of approximately $870,000, partially offset by a decrease of approximately $64,000 in our gross profit and an increase in interest expense of approximately $32,000.

     Total revenue for the nine months ended September 30, 2003 decreased approximately $354,000, or 27%, compared to the same nine months ended September 30, 2002. This decrease was due mainly to the reduction in revenues from the fast-food and radio markets. This reduction reflected a decrease in demand due primarily to a general slowdown in the economy.

     Revenue from the fast-food market decreased approximately $280,000 due to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. Demand has decreased and we expect it to remain slow for the remainder of the year as a result of two factors: (1) the announced closures of several hundred McDonalds franchises worldwide; and (2) increased market competition from far-east competitors.

     Revenue from the radio market decreased approximately $93,000 due to Pro Tech's decision to exit the radio market during 2002. Revenues for the nine months ended September 2002 were approximately $95,000 as compared to approximately $2,000 for the same period in 2003.

     For the nine months ended September 30, 2003, cost of goods sold decreased approximately $290,000, or 50%, compared to the same nine-month period in 2002. This decrease was due mainly to the decrease in sales volume for 2003 when compared to the same nine months ended in 2002. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty during the nine-month period ended September 30, 2003 decreased by approximately 7,300 compared to the same period in 2002, representing approximately $54,000 in costs. During the nine months ended

September 30, 2003 we received a $15,000 credit from a vendor in settlement of disputed charges from prior years.

     Gross profit margin increased from 54.8% for the nine months ended September 30, 2002 to 68.7% for the nine months ended September 30, 2003. This increase was the result of two factors mentioned above. First, we received a $15,000 credit from a vendor in settlement of disputed charges from prior years. Second, we completed the replacement of component failure headsets in September 2002 so that these costs were not incurred during the nine-month period ended September 30, 2003, but were incurred during the same period in 2002.

     For the nine months ended September 30, 2003, selling, general and administrative expenses decreased approximately $870,000, or 41%, compared to the same nine-month period in 2002. This decrease was due mainly to a decrease of approximately $562,000 in amortization expense related to our intangible assets and a decrease of approximately $279,000 in payroll and related employee medical benefit expenses. Starting in the latter part of the first quarter 2002, Pro Tech implemented changes to reduce selling, general and administrative expenses. These changes included a reduction of work force in all areas of the products operations, tighter controls over expenditures and the continued reorganization of the call center operation.

Liquidity and Capital Resources

     During the nine months ended September 30, 2003, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Group, Inc. (our ultimate parent company) and its affiliates. We have taken steps to reduce our working capital requirements. These steps include the reorganization of the call center operations, the reduction of work force levels in all areas of the products operations, and the institution of tighter controls over all expenditures. As a result of the reorganization and reductions of work force, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months.

     At September 30, 2003, cash and cash equivalents were $7,226.

     The current ratio (current assets to current liabilities) was .53 to 1.00 at September 30, 2003, as compared to .98 to 1.00 at December 31, 2002. At September 30, 2003 we had a working capital deficit of $683,073 compared to a working capital deficit of $19,543 at December 31, 2002. This increase in working capital deficit of approximately $664,000 was due to the reclassification of our Series A ($56,016) and Series B ($543,399) Preferred Stock from the equity section to the current liabilities section on our condensed balance sheet. In addition, we increased the value of the Series A and Series B by $12,500 and $125,000, respectively. Both of these transactions were done in conjunction with the adoption of SFAS No. 150. See Note 10 - Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares.

     For the nine months ended September 30, 2003, the net cash used in operating activities was $225,781 compared to $14,448 for the nine months ended September 30, 2002. This increase in used funds of approximately $211,000 was due primarily to the $199,000 decrease in accounts payable.

     For the nine months ended September 30, 2003, the net cash provided by financing activities was $225,951 compared to $12,648 net cash used in financing activities for the nine months ended September 30, 2002. This increase of approximately $239,000 was due to $40,000 in cash advances received from NCT Hearing and $217,000 received from NCT in exchange for notes payable to NCT Hearing during the nine months ended September 30, 2003.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of September 30, 2003, and no material commitments are anticipated in the near future.

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

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

ITEM 6.              Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      10(a) Exchange Rights and Release Agreement dated April 10, 2003 among NCT Group, Inc., Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A. and Libra Finance, S.A., incorporated herein by reference to Exhibit 10 (a) of Pro Tech's Form 10-Q filed on May 14, 2003.
      31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.
      31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.
      32(a) Certification of Form 10-Q for the quarterly period ended March 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99 of Pro Tech's Form 10-Q filed on May 14, 2003.
      32(b) Certification of Form 10-Q for the quarterly period ended June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 99 of Pro Tech's Form 10-Q filed on August 8, 2003.
      32(c) Certification of Form 10-Q for the quarterly period ended September 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated:  November 18, 2003