Form 10-K
period 2003-12-31
PRO TECH COMMUNICATIONS INC
filed 2004-03-30
CIK 945481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number: 000-28602

                          Pro Tech Communications, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                            59-3281593
---------------------------------                   ----------------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

   4492 Okeechobee Rd
    Fort Pierce, Florida                                        34947
----------------------------------------            ----------------------------
(Address of Principal Executive Offices)                      (Zip Code)


       Registrant's Telephone Number, Including Area Code: (772) 464-5100.

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2003, was approximately $53,000 (based upon the last sale price of $0.01 per share on June 30, 2003, on the National Association of Securities Dealers Automated Quotation System).

The number of shares outstanding of the registrant's common stock was 33,200,311 as of March 12, 2004.

                                     PART I

ITEM 1.  BUSINESS

A.       General

Pro Tech Communications, Inc., throughout this document referred to as "Pro Tech," "we," "our," or "us," was incorporated in 1994 under the laws of the State of Florida and has its principal executive offices at 4492 Okeechobee Rd, Fort Pierce, Florida. From its formation on August 30, 1991 to October 31, 1994, the business was conducted by Pro Tech Systems, a limited partnership organized under the laws of the State of California. Keith Larkin, the former Chairman of the Board of Pro Tech, was general partner of Pro Tech Systems and there were 12 limited partners in the limited partnership. From August 1991 until June 1993, the limited partnership was involved in engineering and designing lightweight telecommunications headsets as well as preliminary marketing efforts for the products. From June 1993 until October 1994, Pro Tech Systems was engaged in limited manufacturing and marketing activities for its products. On November 1, 1994, all of the assets of Pro Tech Systems were transferred to Pro Tech as consideration for the issuance of 2,000,000 shares of our common stock, par value $.001 per share. These shares were subsequently distributed on a pro rata basis to each of the partners of the partnership. Effective December 13, 1994, Pro Tech Systems was formally dissolved. On September 13, 2000, Pro Tech sold 23,702,750 shares of its common stock, representing approximately 83% of outstanding common stock, to NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT," in exchange for exclusive rights to certain NCT technologies for use in lightweight cellular, multimedia and telephony headsets.

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

Pro Tech will also continue to concentrate efforts on the production and distribution of new headsets designed to connect to and interface with various electronic amplifiers and telephone systems currently in use. We have adopted a co-engineering product development strategy through the use of joint engineering agreements with companies with complimentary engineering patents. We project that this strategy will greatly decrease the product development cycle while offering far superior products to our customers. We have continued to make investments in technology and have incurred development costs with respect to engineering prototypes, pre-production models and field-testing of several new products. Management believes that our investment in technology will result in the improvement of the functionality, speed and cost of components and products.

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

The USB Adapter.

The USB adapter is an adapter that allows the use of an amplifier and headset in PC phone installations. Several new applications such as Internet Protocol (IP) telephony, voice recognition and auto attendant allow for the use of telephone headsets, which in most cases improve the performance of the application. The USB adapter allows the use of our headsets and amplifiers in these new market niches.

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

The Manager's Headset.

The manager's headset is a lightweight over-the-ear fast food headset, which provides improved comfort to the fast food store manager monitoring drive-thru activity. It was introduced in February of 2000. We will continue to offer this headset in our fast food product line for the year 2004.

The A-10 Amplifier.

The A-10 amplifier is the first in a series of multi-line amplifiers being offered with each of our headsets. It is designed for the small office/home office market and has been engineered to work with over 90% of all existing phone systems in the world.

The A-27 Amplifier.

The A-27 amplifier is the first in a series of amplifiers specifically designed for automatic control distributors or phone systems, which use the standard PJ-237 2-prong plug as their interface. This amplifier will employ noise suppression technology designed by Pro Tech. We received patent approval for this technology during fiscal year 2001. The A-27 was introduced into the call center market in 2000.

The Active Series Headset.

The Active Series Headset was introduced in 2000. This headset is designed for the mobile headset user. Cellular phone users and automobile hands-free kits are the primary market focus of this product.

The Trinity.

The Trinity was designed for users in noisy environments. Pro Tech completed the development of this product early in the 2000 calendar year. Unlike other currently available headsets, the Trinity employs a light (1/2-ounce) "acoustical ear cup" which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which we believe will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to bulky commercial sound suppressant headsets. The Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity is produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufacturers.

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

The following summarizes Pro Tech's key alliances:

--------------------------------------------------------------------------------
                             Date Relationship
  Key Marketing Alliances      Established               Applications
--------------------------  -------------------  -------------------------------
The McDonald's Corporation       April 1995       Aftermarket Fast Food Headsets
3M Corporation                   April 2000       Marketing Agreement
Muzak Corporation                July 2000        Marketing Agreement
--------------------------------------------------------------------------------

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

In addition to marketing our technology through existing marketing alliances as described above, as of December 31, 2003, Pro Tech had an internal sales and marketing force of 4 employees, and our executive officers and directors.

E.       Manufacturing

Pro Tech is currently outsourcing nearly all components from several Far East suppliers who build each component according to Pro Tech's specifications. Pro Tech will continue to adhere to past cost reduction policies and will be expanding its outsourced Far East manufacturing operations to support the current and future projected sales volumes. Pro Tech plans a full migration of this production capacity from U.S. operations to offshore operations as the demand for its products increases. An interruption in the supply of a component for which Pro Tech is unable to readily procure a substitute source of supply could temporarily result in Pro Tech's inability to deliver products on a timely basis, which in turn could adversely affect its operations. To date, Pro Tech has not experienced any shortages; however, in order to meet forecasted customer requirements, Pro Tech has under contract multiple suppliers for several key components in order to reduce the risk in a disruption of the supply chain. At December 31, 2003, the value of our inventory was $493,555.

Pro Tech believes that its Fort Pierce, Florida facility presently possesses sufficient capacity for its current needs. In the event that sales volumes were to exceed the capabilities of the Fort Pierce location or Pro Tech's supply chain from the Far East were to be disrupted, Pro Tech would immediately enter into subcontracting arrangements for products with other third parties. A delay in establishing such arrangements, if necessary, could adversely affect Pro Tech's ability to deliver products on a timely basis to its customers, which in turn could adversely affect Pro Tech's operations. Pro Tech, however, believes that subcontracting the manufacture of Pro Tech's products could be accomplished on short notice given the simple design of Pro Tech's products.

F.       Concentrations of Credit Risk

Pro Tech sells products and services to distributors and end users in various industries worldwide. As outlined below, our three largest customers accounted for approximately 35% of revenues during the fiscal year ended December 31, 2003 and 22% of gross accounts receivable at December 31, 2003. We do not require collateral or other security to support customer receivables.

                                                 As of December 31, 2003,
                                                And for the year then ended
                                          --------------------------------------
                                              Accounts
         CUSTOMER                            Receivable              Revenue
  ------------------------                ----------------       ---------------

  Muzak                                   $       7,413          $   194,052
  3M Corporation                                  3,105              113,683
  McDonalds                                      16,410              101,611
  All Other                                      93,278              769,189
                                          ----------------       ---------------
                                Total     $     120,206          $ 1,178,535
                                          ================       ===============

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

G.       Competition

The lightweight telephone headset industry is highly competitive and characterized by a few dominant manufacturers. We are aware of several companies who manufacture telephone headsets. Primary among our competitors is Plantronics, Inc., the world's largest manufacturer of lightweight telephone headsets. Mr. Larkin, Pro Tech's former Chairman, founded Plantronics. We estimate Plantronics' share of the market to be approximately 48% worldwide. Plantronics reported net sales from all of its products (including electronic amplifiers and other headset accessories and services) of approximately $338 million for the fiscal year 2003. Our other major competitor is GN Netcom, Inc. In 1997, GN NetCom, Inc. purchased UNEX Corporation and ACS Wireless and in calendar year 2000 announced the purchase of Hello Direct. Mr. Larkin founded ACS Wireless. We believe GN Netcom, Inc. has a market share of approximately 20% worldwide. These companies are well established and have substantially more technical, financial, marketing, manufacturing and product development resources than Pro Tech.

Pro Tech believes that in selecting telephone headsets, users primarily consider price, quality, reliability, product design and features, and warranty terms. We believe that our headsets are superior in design and construction, and substantially lower in price, than the models currently available from our competitors. However, we cannot assure that our products will be perceived by users and distributors as providing a competitive advantage over competing headsets. In addition, we cannot assure that competing technologies will not become available which are superior, less costly or marketed by better-known companies. Also, certain customers may prefer to do business with companies that have greater access to resources.

In addition to direct competition from other companies offering lightweight telephone headsets, Pro Tech may face indirect competition from technological advances such as interactive voice response systems which require no human operators for certain applications such as account balance inquiries or airline flight information. We believe that this competition will be more than offset by increased demand for headsets as voice telecommunication applications expand.

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

J.       Proprietary Protection

Pro Tech owns one technology patent, which was granted in 2001. We intend to seek patent protection on our inventions at the appropriate time in the future. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued, that any patent issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage. Pro Tech may be subjected to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary rights or the advent of litigation arising out of any such claims could have a material adverse effect on our operations.

Pro Tech also has a license to utilize two types of patent-protected technologies (described below) in the area of noise reduction, which are owned by NCT, its ultimate parent company. NCT is highly experienced in noise reduction technology and has developed headphone, headset and earmuff products incorporating noise reduction for a wide variety of applications. The licensed technologies are:

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

K.       Employees

As of December 31, 2003, Pro Tech had 10 full-time and 4 part-time employees, including 5 employees in administration and shipping, 4 in sales and marketing and 5 in assembly and production. None of our employees are represented by a collective bargaining unit. We believe our employee relationships are good.

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

M.       Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission, known as the SEC. You may read and copy any document we file at the SEC's public reference room in Washington, D.C. For further information, please call the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


Pro Tech's common stock began trading on the NASD OTC Bulletin Board on March 22, 1996. Our stock is currently being traded under the symbol "PCTU." The following table sets forth the high and low prices of the common stock as reported by the NASD's OTC Bulletin Board for each of the fiscal quarters during the fiscal years ended December 31, 2002 and 2003. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

         Year ended December 31, 2002                 High           Low
         --------------------------------------    ----------    -----------
           First Quarter                             $0.070        $0.040
           Second Quarter                            $0.050        $0.020
           Third Quarter                             $0.035        $0.020
           Fourth Quarter                            $0.021        $0.010

         Year ended December 31, 2003                 High           Low
         --------------------------------------    ----------    -----------
           First Quarter                             $0.015        $0.005
           Second Quarter                            $0.018        $0.007
           Third Quarter                             $0.015        $0.008
           Fourth Quarter                            $0.018        $0.009


On March 12, 2004, the last reported sale of Pro Tech's common stock as reported by the NASD OTC Bulletin Board was $0.03. As of March 12, 2004, there were 56 record holders of the common stock, representing approximately 600 beneficial owners.

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

See Notes to Financial Statements: Note 7 - Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares and Note 9 - Capital Stock for a description of our sales of unregistered securities within the last three fiscal years.

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




                                                          For the Year         For the Two                For the Year
                                                             Ended             Months Ended                  Ended
                                                           October 31,         December 31,               December 31,
                                                   --------------------------- ------------  ---------------------------------------
                                                       1999           2000         2000          2001          2002         2003
                                                   ------------  ------------- ------------  ------------  ------------  -----------

STATEMENTS OF OPERATIONS DATA:

Net sales                                          $ 1,090,551   $ 1,562,484   $   307,902   $ 2,175,306   $ 1,648,949   $1,178,535

Cost of goods sold                                     414,931       623,555       129,378       920,127       774,316      364,413
                                                   ------------  ------------- ------------  ------------  ------------  -----------

      Gross profit                                     675,620       938,929       178,524     1,255,179       874,633      814,122

Selling, general and administrative                    893,384     1,275,290       545,586     3,655,711     2,703,425    1,694,363
Impairment charge on intangible assets                       -             -             -             -    11,500,000            -
Provision for doubtful accounts                          3,771         7,990         1,574         9,958        29,800        6,591
                                                   ------------  ------------- ------------  ------------  ------------  -----------

      Loss from operations                            (221,535)     (344,351)     (368,636)   (2,410,490)  (13,358,592)    (886,832)
Other income (expense):
  Interest income (expense), net                         9,181       (31,715)       (8,713)      (20,262)      (51,290)     (90,966)
  Miscellaneous income                                     697         1,726         1,029         4,305         5,004        3,352
  Loss on disposal of fixed assets                      (9,408)            -             -        (2,945)            -            -
                                                   ------------  ------------- ------------  ------------  ------------  -----------

      Loss before income taxes                        (221,065)     (374,340)     (376,320)   (2,429,392)  (13,404,878)    (974,446)
Income tax expense (benefit)                               -             -             -             -             -            -

      Net loss                                        (221,065)     (374,340)     (376,320)   (2,429,392)  (13,404,878)    (974,446)
Less:
Preferred stock beneficial conversion                        -     3,569,000            -         79,190        45,810            -
Preferred stock embedded dividend                            -       375,000            -         62,661             -            -
Dividend accretion on preferred stock                        -         5,425        10,027        24,085        22,000       10,911
                                                   ------------  ------------- ------------  ------------  ------------  -----------

      Net loss attributable to common
           stockholders - as previously reported      (221,065)   (4,323,765)     (386,347)   (2,595,328)  (13,472,688)    (985,357)

Adjustment of beneficial conversion (3)                    -       2,444,000           -             -              -           -
                                                   ------------  ------------- ------------  ------------  ------------  -----------

      Net loss attributable to common
           stockholders - as adjusted                $(221,065)  $(1,879,765)  $  (386,347)  $(2,595,328)  $(13,472,688) $ (985,357)
                                                   ============  ============= ============  ============  ============= ===========

Basic and diluted net loss per share attributable
  to common stockholders - as previously reported        (0.05)        (0.57)        (0.01)        (0.08)        (0.41)       (0.03)

Adjustment of beneficial conversion (3)                    -            0.32           -             -             -            -
                                                   ------------  ------------- ------------  ------------  -------------  ----------

Basic and diluted net loss per share attributable
  to common stockholders - as adjusted                 $ (0.05)  $     (0.25)  $     (0.01)  $     (0.08)  $     (0.41)   $   (0.03)
                                                   ============  ============= ============  ============  =============  ==========

 Weighted average number
       of common shares outstanding (1)              4,254,000     7,537,855    28,248,438     32,281,034   33,200,311    33,200,311
                                                   ============  ============= ============  ============  =============  ==========


                                                                                                    December 31,
                                                   ---------------------------------------------------------------------------------
                                                       1999           2000         2000          2001          2002         2003
                                                   ------------  ------------- ------------  ------------  -------------  ----------
BALANCE SHEET DATA:
 Total assets                                          945,377    18,652,665    18,264,130    17,184,920     4,163,492    3,673,036
 Total current liabilities                             209,300       662,956       651,313     1,541,386       866,537    1,334,879
 Long-term debt                                          8,089         3,687         3,115        44,632     1,102,931    1,849,949
 Accumulated deficit                                  (413,284)     (787,624)   (1,163,944)   (3,593,336)  (16,998,214) (17,972,660)
 Stockholders' equity (2)                              727,988    17,986,022    17,609,702    14,965,464     1,540,586      488,208
 Working capital/(deficit)                             494,148     1,419,819     1,205,686      (320,525)     (19,543)     (647,747)


Footnotes:
----------
(1) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.
(2)  Pro Tech has never declared nor paid cash dividends on common stock.
(3) Adjustment to reflect the allocation of proceeds to multiple equity instruments (Series A preferred stock and warrants) and to adjust the beneficial conversion feature.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto included herein.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
---------------------------------------------

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

Pro Tech operates in a highly competitive and rapidly changing environment and in business divisions that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from product sales to sustain our current level of operation; introduce, on a timely basis, new products; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how and inventions. Pro Tech's actual results could differ materially from management's expectations because of changes in such factors. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

CRITICAL ACCOUNTING POLICES
---------------------------

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


RESULTS OF OPERATIONS
---------------------

The Year Ended  December  31, 2003 As Compared  To The Year Ended  December  31,
2002:

Net loss for the year ended December 31, 2003 decreased approximately $12,430,000, or 93%, compared to the year ended December 31, 2002. This decrease was due mainly to the recognition of an $11,500,000 intangible assets impairment charge in 2002. Also included is the total effect in 2003 of a reduction of approximately $254,000 in selling, general and administrative expenses and a reduction of approximately $756,000 in depreciation and amortization expense.

Total revenue generated during the year ended December 31, 2003 decreased approximately $470,000, or 29%, compared to the year ended December 31, 2002. Pro Tech continued the sale of products through distributors, augmenting these sales with direct sales from our own outbound telemarketing operation. During the year ended December 31, 2003, we sold approximately 35,800 headsets and headset related products, as compared to approximately 60,500 during the same period 2002, a 41% decrease.

Revenue from the fast food market decreased approximately $313,000, or 28%, in 2003 as compared to the same period in 2002. Net unit sales of fast food headsets decreased 51% due mainly to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base. Demand has decreased and we expect it to remain slow as a result of two factors: (1) the announced closures of several hundred McDonalds franchises worldwide; and (2) increased market competition from Far East competitors.

Revenue from the radio market decreased approximately $100,000, or 97%, in 2003 compared to the same period in 2002. After evaluating the revenue and costs of this market, we determined that it was not profitable for us and decided to exit this market during 2002.

Revenue from the telephone market remained approximately the same in 2003 compared to the same period in 2002. We have determined that the telephone market is the growth market for our products and will focus our resources toward expanding our presence in that market. We have faced delays in introduction of new products for this market due to a lack of working capital. We and NCT Hearing are actively pursuing new capital with which to utilize the technologies and other assets available to us to expand and improve our product line for this market.

Cost of goods sold for the year ended December 31, 2003 decreased approximately $410,000, or 53%, compared to the same period in 2002. This decrease was due mainly to the decrease in sales volume for 2003. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty during the year ended December 31, 2003 decreased by approximately 7,300 compared to the same period in 2002, representing approximately $54,000 in costs. Although these component failures had been corrected, Pro Tech continued to honor the warranty associated with these headsets and repaired or replaced the headsets for customers as needed. Also contributing to the decrease in cost of goods sold was a $15,000 credit from a vendor in settlement of disputed charges from prior years.

Gross margin percent increased from 53.0% for the year ended December 31, 2002 to 69.1% for the year ended December 31, 2003. This increase was a result of:
(1) a favorable change in the mix of customers; (2) a decrease in the expenses incurred to honor warranty replacements; and (3) a $15,000 credit from a vendor, mentioned above. The change in the mix of customers resulted from the decrease in sales to our three major distributors. These distributors purchased in large quantities and, therefore, were given discounted prices resulting in lower profit margins. We are now selling more to retail customers who do not buy in large quantities. These customers do not receive discounts, resulting in higher profit margins.

The decrease in expenses related to warranty is a result of fewer headsets being replaced in connection with the component failure mentioned above.

Selling, general and administrative expenses for the year ended December 31, 2003 decreased approximately $254,000, or 20%, compared to the year ended December 31, 2002. Starting in 2002 and continuing throughout 2003, Pro Tech implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of the products operations and tighter controls over expenditures. The decrease in expenses was due mainly to a decrease of approximately $292,000 in payroll and related expenses comprised mainly of a $133,000 decrease in health benefit expenses and a $121,000 decrease in payroll and payroll taxes reflecting reductions in force.

We did not have an impairment charge on intangible assets for the year ended 2003 as compared to a charge of $11,500,000 for the year ended December 31, 2002. We are required to test the recoverability of our long-lived assets (which include our intangible assets) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We tested the recoverability of the intangible assets as of December 31, 2003 and determined that the carrying amount of such assets were less than their fair value. No impairment charge was necessary for the year ended December 31, 2003.

Interest expense - related party for the year ended December 31, 2003 increased approximately $35,000, or 168%, compared to the same period in 2002. These charges were incurred on the outstanding notes payable to NCT Hearing. The outstanding notes payable represents amounts owed to NCT Hearing for services provided to Pro Tech by NCT Hearing and its affiliated companies, as well as cash advances. As of December 31, 2003, the balance of the outstanding notes payable, including interest, was $1,824,540, as compared to $1,064,703 as of December 31, 2002.

The Year Ended  December  31, 2002 As Compared  To The Year Ended  December  31,
2001:

Net loss for the year ended December 31, 2002 increased approximately $10,975,000, or 452%, compared to the year ended December 31, 2001. This increase was due mainly to the recognition of an $11,500,000 intangible assets impairment charge. Also included is the net effect of a reduction of approximately $952,000 in selling, general and administrative expenses, offset by a decrease of approximately $381,000 in gross profit margin.

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

Revenues from the telephone market increased approximately $85,000 in 2002 compared to the same period in 2001. We have determined that the telephone market is the growth market for our products and will focus our resources toward expanding our presence in that market. We have faced delays in introduction of new products for this market due to a lack of working capital. We and NCT Hearing are actively pursuing new capital investment with which to utilize the technologies and other assets available to us to expand and improve our product line for this market.

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

Impairment charge on intangible assets was $11,500,000 for the year ended December 31, 2002. We are required to test the recoverability of our long-lived assets (which include our intangible assets) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As of December 31, 2002, we were not able to exploit the technologies underlying our intangible assets due to the lack of available working capital during the fiscal year 2002. Although we and NCT continued to try to obtain sufficient working capital to produce the new products we identified and developed that use the technology included in our intangible assets, we determined that, given our then current situation, recoverability testing was appropriate at December 31, 2002. We determined that the carrying amount of such assets were greater than their fair value. Using the estimated discounted future cash flows attributable to the new products utilizing the technology, or the fair value of the assets, we determined the carrying amount of the assets was impaired by approximately $11,500,000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the current fiscal year ended December 31, 2003, we funded working capital requirements with continued use of our short-term factoring arrangement and advances from NCT (our ultimate parent company) and its affiliates. In addition, NCT Hearing paid expenses on behalf of Pro Tech, which had been allocated to them. We have taken steps to reduce our working capital requirements. These steps include the reduction of work force levels in all areas of product operations and the institution of tighter controls over all expenditures. Pro Tech received approximately $278,000 in cash advances during the first quarter 2004 from NCT Hearing to fund our working capital needs during 2004. Management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements through December 31, 2004. In order to maximize the potential of the telephone user market and to enable us to expand into additional markets, including government agencies and personal computers, we will require additional capital. We are seeking and will continue to seek to raise additional financing.

On June 27, 2003, we were able to roll the $159,938 outstanding note payable to Westek Electronics, a stockholder, into a new $159,938 note payable with interest at 8.5% and payment terms of $3,500 due on the last day of each month starting on June 30, 2003 through May 31, 2004 with the remaining balance due on June 27, 2004.

At December 31, 2003, cash and cash equivalents were $21,193.

The current ratio (current assets to current liabilities) was 0.51 to 1.00 at December 31, 2003, as compared to 0.98 to 1.00 at December 31, 2002. Pro Tech had a working capital deficit of $647,747 at December 31, 2003 as opposed to a deficit of $19,543 at December 31, 2002. This $628,204 increase in working capital deficit was due mainly to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 required us to reclassify our Series A and Series B convertible preferred stock from the equity section to the current liability section on our balance sheet. The total balance outstanding of our Series A and Series B preferred stock was $742,459 as of December 31, 2003. Offsetting this increase in current liabilities was a decrease in our outstanding accounts payable of approximately $196,000.

Cash flows used in operating activities were $249,444 during the year ended December 31, 2003. This use of funds was driven primarily by the 2003 generated net loss of $974,446 and the decrease of approximately $196,000 in accounts payable. These uses of funds were offset by depreciation and amortization expense of $338,071, an approximate $454,000 increase in notes payable for services received, a decrease in accounts receivable of approximately $68,000 and a decrease in inventories of approximately $104,000.

The net cash provided by financing activities was $264,319 during the year ended December 31, 2003, due mainly to approximately $306,000 in cash received from NCT Hearing and its affiliates, offset by payments made on notes payable and capital lease obligations.

Pro Tech has no lines of credit with banks or other lending institutions.

Capital Expenditures

There were no material commitments for capital expenditures as of December 31, 2003, and no material commitments are anticipated in the near future.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:




                                 Payments due by period
                               ----------------------------------------------------------------------
                                                                                              More
Contractual Obligations                          Less than                                    than 5
                                   Total          1 year         1-3 years     3-5 years      years
                               --------------  ------------   --------------  ----------   ----------
Long-Term Debt                  $  1,831,001    $    2,385     $  1,828,616    $      -     $       -
Capital Leases                        36,582        13,109           23,473
Operating Leases                     208,671        95,924          112,747           -             -
Purchase Obligations                       -             -                -           -             -
Other Long-Term Liabilites                 -             -                -           -             -
                               --------------  ------------   --------------  ----------   ----------
  Total                         $  2,076,254    $  111,418     $  1,964,836    $      -     $       -
                               ==============  ============   ==============  ==========   ==========



Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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


                                                                                   Page
                                                                                   ----
Independent Auditors' Report (Eisner LLP)                                          F-1

Independent Auditors' Report (Morgan, Jacoby, Thurn, Boyle & Associates, P.A.)     F-2

Balance Sheets as of December 31, 2002 and 2003                                    F-3

Statements of Operations for the years ended December 31, 2001; 2002; and 2003     F-4

Statements of Stockholders' Equity for the years ended December 31, 2001; 2002;    F-5
and 2003

Statements of Cash Flows for the years ended December 31, 2001; 2002; and 2003     F-6

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

During Pro Tech's year ended December 31, 2001, there were no disagreements with MJTB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MJTB, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The report of MJTB, dated March 1, 2002, on Pro Tech's financial statements as of and for the year ended December 31, 2001, included in Pro Tech's 2001 Annual Report on Form 10-K, did not contain an adverse opinion and was not qualified or modified as to audit scope or accounting principles.

On June 4, 2002, Pro Tech engaged the accounting firm of Eisner LLP ("Eisner") as principal independent accountant to audit the financial statements of Pro Tech for the fiscal year ending December 31, 2002. The engagement was authorized by Pro Tech's Board of Directors. During the year ended December 31, 2001, neither Pro Tech nor any person on Pro Tech's behalf consulted Eisner regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Pro Tech's financial statements, except for consultations regarding consolidation into NCT Group, Inc.'s (Pro Tech's ultimate parent company) financial statements audited by Eisner.

ITEM 9A  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Pro Tech's President and the Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that Pro Tech's disclosure controls and procedures are effective for ensuring that all material information required to be disclosed by Pro Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during Pro Tech's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Pro Tech's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of Pro Tech as of March 12, 2004.

   Name                         Age               Positions and Offices
   -------------------------   ------   ----------------------------------------
   Keith Larkin                  80     Director
   Richard Hennessey             44     President, Chief Operating Officer and
                                        Director
   Michael J. Parrella           56     Director
   Irene Lebovics                51     Chairman of the Board
   Cy E. Hammond                 49     Director
   Mark Melnick                  45     Secretary
   Debra Kirven                  39     Chief Financial Officer and Treasurer

Keith Larkin is the founder and currently serves as a director of Pro Tech. Mr. Larkin's 40-year professional career has been devoted to designing, manufacturing and marketing his new designs in lightweight telephone headsets. In 1961, Mr. Larkin founded Plantronics, the current industry leader in lightweight telephone headsets with annual sales of all its products (including the electronic amplifier) in fiscal year 2003 of approximately $338 million. From 1961 until he sold his interest in 1967, Mr. Larkin served as the President and Chairman of Plantronics, during which Plantronics established itself as the main source of lightweight telephone headsets to the telephone industry and provided the headsets for NASA Mercury, Gemini and Apollo moon flights. In the late 1970's, Mr. Larkin conceived, developed and patented a new design in headsets to compete against Plantronics' headsets. With Mr. Larkin as its President, ACS Wireless attained $1 million monthly sales figures to the telephone market within three years of operation and replaced Plantronics' headsets on the NASA Space Shuttle. In 1986, he left ACS Wireless to become involved in Christian children's relief programs in Haiti and Honduras for a period of three years. From January 1989 to August 1991, Mr. Larkin served as the President of Advanced Recreational Technology, Inc., an engineering research and development company owned by Mr. Larkin. In August 1991, Mr. Larkin founded Pro Tech Systems, a California limited partnership that he managed as general partner. Pro Tech Systems was formed to design, manufacture, and market lightweight telephone headsets. Upon the transfer of all of the assets of Pro Tech Systems to the company in November 1994, Mr. Larkin became the Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer of Pro Tech, positions which he held until February 2, 1999, when he resigned as President of Pro Tech then until February 1, 2002, when he resigned as Chief Executive Officer and Treasurer and until November 20, 2003 when he resigned as Chairman of the Board, but retained his position as director.

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

Irene Lebovics currently serves as Chairman of the Board of Pro Tech. She is a director and President of NCT Group and director and President of NCT Hearing Products, Inc. She served as Secretary of NCT Group from February 1999 until September 2001. On April 25, 2001, Ms. Lebovics became a director of NCT Group. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel Logic Corporation. She joined NCT Group as Vice President of NCT Group and President of NCT Medical Systems in July 1989. In January 1993, she was appointed Senior Vice President of NCT Group. In November 1994, Ms. Lebovics became President of NCT Hearing Products, Inc. In 1999, Ms. Lebovics was appointed as Executive Vice President of NCT Group, and in April 2000, she became President of NCT Group. She has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. In addition to serving as a director of Pro Tech, Ms. Lebovics serves as a director of various NCT Group subsidiaries as follows: NCT Hearing Products, Inc., Distributed Media Corporation, ConnectClearly.com, Inc., NCT Video Displays, Inc., DMC New York, Inc., Artera Group, Inc., Artera Group International Limited, Midcore Software, Inc., Advancel Logic Corporation, DMC HealthMedia Inc., Distributed Media Corporation International Limited and DMC Cinema, Inc.

Cy E. Hammond currently serves as a director of Pro Tech. He is Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. On September 4, 1997, Mr. Hammond was elected to serve as Acting Chief Financial Officer and Treasurer of NCT Audio Products, Inc. On January 5, 2000, he was elected to serve as Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel Logic Corporation. On August 20, 2002, Mr. Hammond was elected to serve as President and Treasurer of DMC New York, Inc. He also serves as Treasurer for the following NCT subsidiaries: Artera Group, Inc., Chaplin Patents Holding Company, Inc., Distributed Media Corporation, DMC HealthMedia Inc., Midcore Software, Inc., NCT Far East, Inc., NCT Hearing Products, Inc., NCT Muffler, Inc., and NCT Video Displays, Inc. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond also serves as a director of various NCT subsidiaries, as follows: Artera Group, Inc., ConnectClearly.com, Inc., DMC Cinema, Inc., DMC New York, Inc., NCT Video Displays, Inc., Artera Group International Limited, and Noise Cancellation Technologies (Europe) Ltd.

Mark Melnick currently serves as Secretary of Pro Tech, the position which he has held since January 1, 2002. Mr. Melnick is Vice President, General Counsel and Secretary of NCT Group, Inc., positions he has held since September 2001. He also serves as Secretary of Distributed Media Corporation, DMC Cinema, Inc., DMC HealthMedia, Inc., NCT Audio Products, Inc., NCT Hearing Products, Inc., NCT Medical Systems, Inc., ConnectClearly.com, Inc., Midcore Software, Inc., Artera Group, Inc., Advancel Logic Corporation, NCT Muffler, Inc., Chaplin Patents Holding Company, Inc., NCT Far East, Inc. and NCT Video Displays, Inc. From 1989 to 2000, Mr. Melnick was Counsel, Senior Counsel and then Assistant General Counsel of CBS Cable and its predecessor-in-interest Group W Satellite
Communications (a division of Westinghouse Broadcasting Co.), in the cable television field. From 1984 to 1988, he was an associate at the law firm of Stults & Marshall (now known as Balber Pickard Battistoni Maldonado & Van Der Tuin, PC) in New York, NY. From 1982 to 1984, he was an associate at the law firm of Seyfarth, Shaw, Fairweather & Geraldson (now known as Seyfarth Shaw LLP) in New York, NY.

Debra Kirven currently serves as Chief Financial Officer and Treasurer of Pro Tech, positions she has held since February 1, 2002. Ms. Kirven is Assistant Controller of NCT Group Inc., a position she has held since November 27, 2000. From 1991 to 2000, Ms. Kirven held various accounting and finance positions with Southern New England Telecommunications, Inc. in New Haven, CT. From 1986 to 1991, Ms. Kirven was an accountant and then senior accountant with Deloitte & Touche in New Haven, CT.

Section 16(a) of the Securities Exchange Act of 1934 requires Pro Tech's directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership in the Common Stock. Executive officers, directors and persons who own more than 10% of a registered class of our equity securities are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file with the SEC.

To Pro Tech's knowledge, based solely on review of the copies of such reports furnished to us and representations that no other reports were required, Pro Tech believes that all filing requirements applicable to its officers, directors, and greater than 10% shareholders were complied with during the period from January 1, 2003 to December 31, 2003.

Audit Committee Composition - The entire Board of Directors stands as the Audit Committee for Pro Tech. None of the members of the Audit Committee are deemed to be independent. Pro Tech is not required to have independent Audit Committee members as we are not a listed company.

Audit Committee Financial Expert - The Board of Directors has determined that in its judgment, Mr. Hammond qualifies as an audit committee financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

Code of Ethics - In February 2004, Pro Tech adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer (or those performing similar functions), as well as any and all Senior Financial Officers (including our Chief Financial Officer). The Code of Ethics is filed as
Exhibit 14 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by all persons who served as Chief Executive Officer during the last calendar year and by each other executive officer receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to Pro Tech during the fiscal years ended December 31, 2001; 2002; and 2003.


                                                                                     Securities
                                                                       Other         Underlying          All
Name and                                                              Annual      Options/Warrants      Other
    Principal Position       Year      Salary             Bonus    Compensation       SARs(#)        Compensation
--------------------------  -------  ------------       ---------- -------------- ----------------- ---------------

Keith Larkin
  CEO through 02/01/02       2001     $  56,750             -              -           540,000               -
  Chairman of the Board      2002     $   7,500             -              -           250,000               -
      through 11/20/03       2003     $   4,200             -              -                 -               -
Richard Hennessey
  President                  2001     $ 142,896  (a)        -              -                 -               -
  (Principal Executive       2002     $ 151,667  (a)        -              -                 -               -
          Officer)           2003     $ 149,000  (a)        -              -                 -               -

Footnote:
---------
(a) The 2001 amount includes $21,250 accrued but not paid during 2001. This amount was paid during 2002. The 2002 amount does not include the $21,250 accrued for in 2001, but does include $62,500 accrued but not paid during 2002. The 2003 amount does not include the $62,500 accrued for in 2002, but does include $87,500 accrued but not paid during 2003. At December 31, 2003, Pro Tech owes Mr. Hennessey a total of $87,500 relating to 2003 compensation.

Compensation Arrangements with Certain Officers
-----------------------------------------------

Pro Tech has no set salary obligations to Mr. Larkin for his services for the current or future fiscal years. However, Mr. Larkin has agreed to assign to Pro Tech all of his rights, title and interest in and to any and all inventions, discoveries, developments, improvements, processes, trade secrets, trademark, copyright and patent rights of which he conceives during his tenure as a director.

Pro Tech does not have a written employment agreement with Richard Hennessey.

In addition, Messrs. Larkin and Hennessey have been granted stock options under the 1998 Stock Option Plan as described below.

Compensation of Directors
-------------------------

On February 1, 2002, Pro Tech and Mr. Larkin entered into an agreement regarding compensation to Mr. Larkin for his services as Chairman of the Board of Directors of Pro Tech. This agreement provides for the following:

1. Options to purchase 250,000 shares of Pro Tech common stock (described below)
2. Coverage under the health benefit plans then in effect for employees of Pro Tech
3. A nominal salary of $4,200 per annum included in the above noted compensation table.

On November 20, 2003, in connection with Mr. Larkin's resignation as Chairman of the Board of Directors, this agreement was amended so that all of its provisions remain in effect as long as Mr. Larkin is a director of Pro Tech.

No other directors of Pro Tech have received any fees for serving as a director.

                2003 Aggregated Option and Warrant Exercises and
                   December 31, 2003 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the year ended December 31, 2003 and the unexercised options and warrants held and the value thereof at that date, by each of Mr. Larkin and Mr. Hennessey.


                                                         Number of Shares
                      Number of                             Underlying                     Value of Unexercised
                       Shares                           Unexercised Options                In-the-Money Options
                      Acquired                            and Warrants at                    And Warrants at
                         On            Value            December 31, 2003                   December 31, 2003
                                                   ----------------------------------  ------------------------------
       Name          Exercise (#)     Realized     Exercisable (#)  Unexercisable (#)  Exercisable      Unexercisable
------------------   ------------   -------------  ---------------  -----------------  ---------------  -------------
Keith Larkin                    -              -         790,000                  -      $       -        $        -

Richard Hennessey               -              -         450,000                  -      $       -        $        -


During the fiscal years ended December 31, 2001; 2002; and 2003, neither Mr. Larkin nor Mr. Hennessey exercised any stock options. The fair market value of Pro Tech's common stock as of December 31, 2003 was less than the exercise price for both Mr. Larkin and Mr. Hennessey's stock options. Accordingly, as of December 31, 2003, Mr. Larkin and Mr. Hennessey's unexercised stock options had no value as indicated above.

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

On August 4, 1998, options to purchase 200,000 and 100,000 shares were granted to officers and employees, respectively, at an exercise price of $0.375 per share. The exercise price was the fair market value of a share of common stock at the date of the grant. Of these, 150,000 options were granted to Richard Hennessey and vested as follows: 50,000 immediately, 50,000 on August 4, 1999 and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting.

On April 13, 1999, 200,000 options were granted to Richard Hennessey at an exercise price of $0.38 per share. The exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vested and were exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire April 13, 2004.

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

On June 1, 2001, the Board of Directors granted options to three employees of Pro Tech for the purchase of an aggregate of 940,000 shares of common stock, including an option to Mr. Larkin to acquire 540,000 shares. Mr. Larkin's options have an exercise price of $0.17 per share, the fair market value on the date of grant, and vested on the date of grant. The options expire on June 1, 2008.

On February 1, 2002, the Board of Directors granted options to Mr. Larkin to purchase up to 250,000 shares of common stock at an exercise price of $0.06 per share, the fair market value on the date of grant. The options vested on the date of grant. The options expire on February 1, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table sets forth information concerning the shares of common stock beneficially owned as of March 12, 2004 by each person who: (1) to the knowledge of Pro Tech, was the holder of 5% or more of the common stock of Pro Tech as of such date; (2) serves as a director of Pro Tech; (3) was among the five most highly compensated executive officers of Pro Tech in the fiscal year ending December 31, 2003; and by all executive officers and directors of Pro Tech as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.


                                                   Amount and
                                                   Nature of                    Approximate
                                                   Beneficial                   Percentage
    Name of Beneficial Owner                       Ownership (1)                Of Class (1)
    --------------------------------------         --------------------         ------------------

    Keith Larkin                                             1,550,000  (2)                4.5%
    Richard Hennessey                                          500,000  (3)                1.3%
    Michael J. Parrella                                              -  (4)                   -
    Irene Lebovics                                                   -  (4)                   -
    Cy E. Hammond                                                    -  (4)                   -
    Debra Kirven                                                25,000  (5)                0.1%
    NCT Hearing Products, Inc.                              27,102,174  (6)               81.6%
    Alpha Capital Aktiengesellschaft                        27,525,288  (7)               45.3%
    Zakeni Limited                                           2,368,708  (8)                6.7%
    All Executive Officers and Directors
       as a Group (7 persons)                                2,000,000                     5.7%


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

(3)   Includes shares of common stock from stock option  agreements, as follows:
(1) 200,000 shares of common stock underlying stock option agreements, all of which are presently exercisable and expire on August 13, 2004; (2) 250,000 shares of common stock underlying a stock option agreement, all of which are presently exercisable and expire on November 28, 2007; and (3) 200,000 shares of common stock underlying a March 9, 2004 stock option agreement, of which 50,000 are presently exercisable (the 200,000 options will expire on March 9, 2011).

(4) Messrs. Parrella and Hammond, and Ms. Lebovics are officers of, and Mr. Parrella and Ms. Lebovics serve as directors of NCT Group. NCT Hearing is a wholly-owned subsidiary of NCT Group. Mr. Parrella and Ms. Lebovics are directors of NCT Hearing and disclaim beneficial ownership in respect of Pro Tech's common stock held by NCT Hearing.

(5) Represents 100,000 shares of common stock from a March 9, 2004 option agreement, of which 25,000 are presently exercisable (the 100,000 options will expire on March 9, 2011).

(6) The address of NCT Hearing Products, Inc. is 20 Ketchum Street, Westport, Connecticut 06880. Mr. Parrella, Chairman of the Board of NCT Hearing Products, Inc., has voting and dispositive control over Pro Tech shares on behalf of NCT Hearing.

(7) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of Pro Tech's shares on behalf of Alpha Capital. In addition to shares owned, includes shares of common stock that Alpha Capital has the right to acquire pursuant to the exercise of a currently exercisable warrant for 1,000,000 shares. Also includes shares of common stock that Alpha Capital has the right to acquire pursuant to its right to convert its 500 shares of our Series B Convertible Preferred Stock for our common stock plus accretion thereon at 4% per annum through March 12, 2004. Such conversion shares were determined using 80% of an assumed $0.026 price per share five-day average closing bid price of the 15-day trading period immediately preceding the assumed conversion. Pursuant to a contractual restriction between Pro Tech and Alpha Capital, Alpha Capital is prohibited from holding in excess of 4.99% of our common stock at any given time, subject to certain exceptions.

(8) Includes shares of common stock that Zakeni Limited has the right to acquire pursuant to its right to convert its 50 shares of Pro Tech Series A Convertible Preferred Stock for our common stock plus accretion thereon at 4% per annum through March 12, 2004. Such conversion shares were determined using 80% of an assumed $0.026 price per share five-day average closing bid price of the 15-day trading period immediately preceding the assumed conversion. The business address of Zakeni Limited is 620 Wilson Avenue, Suite 501, Toronto, Ontario, Canada MSK 1Z3. Sheldon Salcman, Vice President, has voting and dispositive control of Pro Tech's shares on behalf of Zakeni Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued by Pro Tech for the audit and other services provided by Eisner LLP for the years ended December 31, 2002 and 2003:

                                          For the Year Ended December 31,
                                       ---------------- -- -----------------
                                            2002                 2003
                                       ----------------    -----------------
       Audit Fees                       $    57,300          $    52,500
       Audit Related Fees                         -                    -
       Tax Fees                               3,250                3,250
       All Other Fees                             -                    -
                                       ----------------    -----------------
            Total                       $    60,550          $    55,750
                                       ================    =================

Audit Fees - Represents fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings.

Audit Related Fees - Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of Forms 10-K and all other SEC regulatory filings. Pro Tech did not incur any audit related fees during the years ended December 31, 2002 and 2003.

Tax Fees - Represents fees for professional services rendered in conjunction with Federal and State tax return preparation and other tax matters.

All Other Fees - Represents fees for professional services other than those reported above. Pro Tech did not incur any other fees during the years ended December 31, 2002 and 2003.

Audit Committee Pre-Approval Policy

Pro Tech's Audit Committee adopted an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by Eisner once the final rules of the Sarbanes-Oxley Act of 2002 pertaining to this issue became effective on May 6, 2003. For the 2003 audit, the Audit Committee specifically pre-approved the services performed by Eisner.

                                     PART IV

ITEM 15. Exhibits, Financial Statements Schedules and
                   Reports on Form 8-K

(a)   (1)   Financial Statements.  The following financial statements are filed as part of this Form 10-K.

          Independent Auditors' Report (Eisner LLP)

          Independent   Auditors'  Report  (Morgan,   Jacoby,   Thurn,  Boyle  &
          Associates, P.A.)

          Balance Sheets as of December 31, 2002 and 2003

          Statements of Operations for the years ended December 31, 2001; 2002; and 2003

          Statements of Stockholders' Equity for the years ended December 31, 2001; 2002; and 2003

          Statements of Cash Flows for the years ended December 31, 2001; 2002; and 2003

          Notes to Financial Statements

      (2) Financial   Statements   Schedules-   Schedules  are  omitted  as  not
          applicable or not required

      (3) Exhibits including those Incorporated by Reference.

          3(a) Articles of Amendment to Articles of Incorporation of Pro Tech Communications, Inc., as adopted by Pro Tech, which became effective upon acceptance by the Secretary of State of Florida on August 5, 2002.

          3(b)  By-laws of Pro Tech Communications, Inc., as amended to date.

          10(a) Exchange Rights and Release Agreement dated April 10, 2003 among
                NCT Group, Inc., Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A. and Libra Finance, S.A., incorporated herein by reference to Exhibit 10 (a) of Pro Tech's Form 10-Q filed on May 14, 2003.

          14    Code of Ethics for the CEO and Senior Financial Officers.

          16    Change  in  certifying   accountants,   dated   June  4,   2002,
                incorporated herein by reference to Pro Tech's current report on Form 8-K filed on June 7, 2002.

          31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.

          31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.

          31(c) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003, incorporated herein by reference to Exhibit 31(a) of Pro Tech's Form 10-Q filed on November 18, 2003.

          31(d) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003, incorporated herein by reference to Exhibit 31(a) of Pro Tech's Form 10-Q filed on November 18, 2003.

          31(e) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

          31(f) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2003.

          32(a) Certification of Form 10-Q for the quarterly  period ended March
                31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 99 of Pro Tech's Form 10-Q filed on May 14, 2003.

          32(b) Certification of Form 10-Q for the  quarterly  period ended June
                30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 99 of Pro Tech's Form 10-Q filed on August 8, 2003.

          32(c) Certification of  Form  10-Q  for  the  quarterly  period  ended
                September 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32(c) of Pro Tech's Form 10-Q filed on November 18, 2003.

          32(d) Certification of Form 10-K for the year ended December 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On April 4, 2003, Pro Tech filed a report on Form 8-K announcing its results of operations for the year ended December 31, 2002.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                          PRO TECH COMMUNICATIONS, INC.
                               (Registrant)


                          By: /s/ Richard Hennessey
                              -----------------------------------------
                                  Richard Hennessey, President

                          By: /s/ Debra Kirven
                              -----------------------------------------
                                  Debra Kirven, Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


    Signature                           Capacity                     Date
--------------------------------------------------------------------------------


/s/ Irene Lebovics               Chairman of the Board          March 30, 2004
--------------------------
    Irene Lebovics


/s/ Cy E. Hammond                       Director                March 30, 2004
--------------------------
    Cy E. Hammond


/s/ Richard Hennessey            Director and President         March 30, 2004
--------------------------
    Richard Hennessey


/s/ Keith Larkin                        Director                March 30, 2004
--------------------------
    Keith Larkin


/s/ Michael J. Parrella                 Director                March 30, 2004
--------------------------
    Michael J. Parrella

Independent Auditors' Report


Board of Directors and Stockholders
Pro Tech Communications, Inc.

We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company adopted a new accounting standard regarding financial instruments with characteristics of both liabilities and equity and changed its method of accounting for its preferred stock in 2003, in accordance with Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."




/s/  Eisner LLP
-----------------------
Eisner LLP


New York, New York
January 30, 2004

With respect to Note 1(a) and last paragraph of Note 10
March 29, 2004

Independent Auditors' Report


The Board of Directors
Pro Tech Communications, Inc.:


We have audited the balance sheet of Pro Tech Communications, Inc. as of December 31, 2001 and the related accompanying statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Pro Tech's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Vero Beach, Florida
March 1, 2002

PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                      2002               2003
                                                                                 ----------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 13,624          $ 21,193
  Accounts receivable, less allowance for doubtful accounts
     of $27,309; and $31,437, respectively                                             160,961            88,769
  Inventories, net of reserves (Note 2)                                                592,536           493,555
  Due from officer/stockholder and employees (Note 14)                                  63,113            66,044
  Other current assets                                                                  16,760            17,571
                                                                                 ----------------    --------------
       Total current assets                                                            846,994           687,132

Property and equipment, net (Note 3)                                                   601,183           449,672

Intangible assets, net of accumulated amortization of
  $2,096,677 and $2,277,398, respectively (Note 1)                                   2,710,815         2,530,094

Other assets                                                                             4,500             6,138
                                                                                 ----------------    --------------
                                                                                   $ 4,163,492       $ 3,673,036
                                                                                 ================    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $ 426,976         $ 231,282
  Accrued expenses (Note 4)                                                            222,980           195,201
  Current portion of capital lease obligations (Note 11)                                 9,662            10,434
  Due to factor (Note 5)                                                                34,165            11,117
  Note payable (Note 6)                                                                  2,150             2,385
  Note payable to stockholder (Note 6)                                                 170,604           142,001
  Preferred stock subject to mandatory conversion into
     a variable number of shares (Note 7)                                                    -           742,459
                                                                                 ----------------    --------------
       Total current liabilities                                                       866,537         1,334,879

Noncurrent note payable (Note 6)                                                         6,461             4,076
Noncurrent notes payable due to affiliates (Note 8)                                  1,064,703         1,824,540
Capital lease obligations (Note 11)                                                     31,767            21,333
                                                                                  ----------------    --------------

       Total liabilities                                                             1,969,468         3,184,828
                                                                                  ----------------    --------------

Commitments (Note 11)

Series B redeemable convertible preferred stock (Note 7)                               653,438                 -
                                                                                 ----------------    --------------

Stockholders' equity (Notes 9 and 10):
  Preferred stock, $.01 par value, authorized 998,000 shares, none
     issued and outstanding                                                                  -                 -
  Series A convertible preferred stock, $0.01 par value, $1,000 stated
     value, authorized 1,500 shares, issued and outstanding 50 shares (Note 7)          54,521                 -
  Common stock, $.001 par value, authorized 300,000,000 shares,
     issued and outstanding 33,200,311 shares                                           33,200            33,200
  Additional paid-in-capital                                                        18,451,079        18,427,668
  Accumulated deficit                                                              (16,998,214)      (17,972,660)
                                                                                 ----------------    --------------
       Total stockholders' equity                                                    1,540,586           488,208
                                                                                 ----------------    --------------
                                                                                   $ 4,163,492       $ 3,673,036
                                                                                 ================    ==============
The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS


                                                                                          For the Year Ended December 31,
                                                                                 ------------------------------------------------
                                                                                      2001             2002              2003
                                                                                 -------------    -------------     -------------

Net sales                                                                        $  2,175,306     $  1,648,949      $  1,178,535

Cost of goods sold                                                                    920,127          774,316           364,413
                                                                                 -------------    -------------     -------------

        Gross profit                                                                1,255,179          874,633           814,122

Selling, general and administrative expenses                                        2,276,614        1,296,088         1,042,085
Depreciation and amortization                                                       1,052,737        1,093,778           338,071
NCT Hearing and affiliates charges (Note 14)                                          326,360          313,559           314,207
Impairment charge on intangible assets                                                      -       11,500,000                 -
Provision for doubtful accounts                                                         9,958           29,800             6,591
                                                                                 -------------    -------------     -------------

       Loss before other income (expense)                                          (2,410,490)     (13,358,592)         (886,832)

Other income (expense):
    Interest income                                                                     4,530            3,109             2,931
    Interest expense                                                                  (24,349)         (33,297)          (26,353)
    Interest expense - NCT Hearing (Note 14)                                             (443)         (21,102)          (56,455)
    Interest expense - convertible preferred stock (Note 7)                                 -                -           (11,089)
    Miscellaneous income, net                                                           4,305            5,004             3,352
    Loss on disposal of fixed assets                                                   (2,945)               -                 -
                                                                                 -------------    -------------     -------------

Net loss                                                                         $ (2,429,392)    $(13,404,878)     $   (974,446)

Adjustments attributable to preferred stock (Notes 7 and 9):
   Preferred stock beneficial conversion feature                                 $     79,190     $     45,810      $          -
   Preferred stock embedded dividend requirement                                       62,661                -                 -
   Preferred stock dividend (accretion)                                                24,085           22,000            10,911
                                                                                 -------------    -------------     -------------

Net loss attributable to common stockholders                                     $ (2,595,328)    $(13,472,688)     $   (985,357)
                                                                                 =============    =============     =============

Basic and diluted net loss per share attributable
  to common stockholders                                                         $      (0.08)    $      (0.41)     $      (0.03)
                                                                                 =============    =============     =============

Weighted average common shares outstanding -
   basic and diluted                                                               32,281,034       33,200,311        33,200,311
                                                                                 =============    =============     =============

The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY  (Note 9)



                                            Series A                                     Additional
                                            Preferred                  Common              Paid in       Accumulated
                                              Stock                     Stock              Capital         Deficit        Total
                                         ---------------------   --------------------   -------------  --------------  -------------
                                         Shares     Amount         Shares    Amount

Balance at December 31, 2000              1,500   $ 1,515,452    28,248,438  $ 28,248    $17,229,946   $ (1,163,944)   $ 17,609,702

Exchange/conversion of preferred stock   (1,450)   (1,478,578)    4,951,873     4,952      1,473,626          -               -

Issuance costs on sale of Series B
     Preferred Stock (Note 7)               -          -              -           -         (81,408)          -             (81,408)

Redemption adjustment on Series B
   Preferred Stock (Note 7)                 -          -              -           -        (125,000)          -            (125,000)

Dividend on preferred stock                 -       15,647            -           -         (24,085)          -              (8,438)

Net loss                                    -          -              -           -             -        (2,429,392)     (2,429,392)
                                         ---------------------   --------------------   -------------  --------------  -------------
Balance at December 31, 2001              50        52,521       33,200,311    33,200     18,473,079     (3,593,336)     14,965,464

Dividend on preferred stock                 -        2,000            -           -         (22,000)          -             (20,000)

Net loss                                    -          -              -           -             -       (13,404,878)    (13,404,878)

                                         ---------------------   --------------------   -------------  --------------  -------------
Balance at December 31, 2002              50      $ 54,521       33,200,311  $ 33,200   $ 18,451,079   $(16,998,214)   $  1,540,586

Dividend on preferred stock                            991            -           -         (10,911)          -              (9,920)

Series B Preferred Stock waiver of
   registration rights (Note 7)             -          -              -           -          125,000          -             125,000

Accounting change for adoption of
     SFAS No. 150 (Note 7):Series A      (50)      (55,512)           -           -         (12,500)          -             (68,012)
                           Series B         -          -              -           -        (125,000)          -            (125,000)

Net loss                                    -          -              -           -             -          (974,446)       (974,446)
                                         ---------------------   --------------------   -------------  --------------  -------------
Balance at December 31, 2003                -     $    -         33,200,311  $ 33,200   $ 18,427,668   $(17,972,660)    $   488,208
                                         =====================   ====================  =============   ==============  =============

The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS


                                                                                          For the Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2001              2002                2003
                                                                                --------------    --------------       -------------

Cash flows from operating activities:
  Net loss                                                                      $ (2,429,392)     $ (13,404,878)       $   (974,446)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Note payable issued for services received                                            -              508,561             454,104
    Depreciation and amortization                                                  1,052,737          1,093,778             338,071
    Impairment charge on intangible assets                                               -           11,500,000                   -
    Provision for doubtful accounts                                                    9,958              2,524               4,128
    Provision for obsolete inventory                                                     -               10,000              (5,000)
    Interest expense related to preferred stock dividend                                 -                    -              11,089
    Loss on disposal of fixed assets                                                   2,945                  -                   -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                192,413             55,949              68,064
      (Increase) decrease in inventories, net                                       (295,156)           343,208             103,981
      Decrease (increase) in other assets                                              2,316            (10,683)             (3,914)
      Increase (decrease) in accounts payable                                        378,167           (119,941)           (195,694)
      Increase (decrease) in accrued expenses                                        101,876             41,071             (26,779)
      Increase (decrease) in other liabilities                                       403,599            (29,865)            (23,048)
                                                                                --------------    --------------       -------------
        Net cash used in operating activities                                   $   (580,537)     $     (10,276)       $   (249,444)
                                                                                --------------    --------------       -------------
Cash flows from investing activities:
    Capital expenditures                                                            (543,702)                 -              (4,375)
    Proceeds on sale of fixed asset                                                      350                  -                   -
    Net change in due from officer/stockholder and employees                          (4,940)              (567)             (2,931)
                                                                                --------------    --------------       -------------
        Net cash used in investing activities                                   $   (548,292)     $        (567)       $     (7,306)
                                                                                --------------    --------------       -------------
Cash flows from financing activities:
    Proceeds from:
      Notes payable - NCT Hearing (Note 14)                                              -                    -             305,733
      Sale of preferred stock (net) (Note 7)                                         500,000                  -                   -
    Payment made on:
      Notes payable                                                                     (797)           (11,701)            (31,752)
      Issuance/conversion costs on preferred stock                                   (81,408)                 -                   -
      Capital lease obligations                                                      (18,466)           (10,713)             (9,662)
                                                                                --------------    --------------       -------------
        Net cash provided by (used in) financing activities                     $    399,329      $     (22,414)       $    264,319
                                                                                --------------    --------------       -------------
Net (decrease) increase in cash and cash equivalents                            $   (729,500)     $     (33,257)       $      7,569
Cash and cash equivalents - beginning of year                                        776,381             46,881              13,624
                                                                                --------------    --------------       -------------
Cash and cash equivalents - end of year                                         $     46,881      $      13,624        $     21,193
                                                                                ==============    ==============       =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                      $     10,883      $      26,293        $     25,353
                                                                                ==============    ==============       =============


Supplemental disclosures of non-cash investing and financing activities:

During the years ended  December  31, 2001 and 2002,  Pro Tech  acquired  assets under capital leases for $55,865 and $6,038, respectively.
During the year ended December 31, 2001, Pro Tech acquired an asset under a loan for $11,346.
During the years ended December 31, 2001; 2002; and 2003, Pro Tech increased the carrying value of preferred stock and additional paid-in capital for a 4% dividend totaling $24,085; $22,000; and $10,911, respectively.
During the year ended December 31, 2003, Pro Tech increased the carrying value of preferred stock and additional paid-in capital by $125,000 due to the reversal of a redemption penalty on the Series B preferred stock.
During the year ended December 31, 2003, Pro Tech increased the carrying value of preferred stock and additional paid-in capital by $137,500 due to the adoption of SFAS No. 150.

The accompanying notes are an integral part of the financial statements.

                          PRO TECH COMMUNICATIONS, INC.

                          Notes to Financial Statements

(1)  Organization and Summary of Significant Accounting Policies

    (a)    Organization

          Pro Tech Communications, Inc., herein referred to as "Pro Tech," "we," or "our," was organized and incorporated under the laws of the State of Florida. Our chief purpose is designing, developing, producing and marketing lightweight telephone headsets emphasizing performance and durability at a cost below that of our competitors. We presently manufacture and market headsets primarily for fast food companies and other large quantity users of headset systems. We are in the process of developing several designs for the telephone user market, which includes telephone operating companies, government agencies and business offices.

          As a result of the  issuance of common  stock in  September  2000 (see
          Note 9 - Capital Stock), Pro Tech became a subsidiary of NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT." As of December 31, 2003, NCT Hearing owned approximately 81.6% of the outstanding common stock of Pro Tech.

          Pro Tech has experienced recurring net losses from operations since its inception, aggregating $17,972,660 through December 31, 2003. These losses, which include the cost for development of products for commercial use and an impairment charge of $11,500,000 (see Note 1(o)), have been funded primarily from product sales, the sale of common stock and preferred stock convertible into common stock, and advances directly and indirectly from NCT (our ultimate parent company) and its affiliates.

          In addition, Pro Tech had negative working capital of $647,747 at December 31, 2003. Pro Tech has taken steps to reduce its working capital requirements. These steps include the reduction of workforce levels in all areas of the products operations and the institution of tighter controls over all expenditures.

          From January 1, 2004 through March 29, 2004, Pro Tech received approximately $278,000 in cash advances from NCT Hearing to fund our working capital needs during 2004. In addition, as a result of the steps that Pro Tech has taken, management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements through December 31, 2004.

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

    (f)    Intangible Assets

          Intangible assets consist of licensed rights to certain technologies acquired from NCT Hearing through the issuance of common stock (see
          Note 9 - Capital Stock). Amortization is computed using the straight-line method over the estimated useful lives of the assets of 15 years. Intangible assets are periodically reviewed for impairment where the fair value is less than the carrying value. We did not have an impairment on our intangible asset for the year ended December 31, 2003; however, we had an impairment charge of $11,500,000 for the year ended December 31, 2002 (see Note 1 (o)). Amortization expense was $931,857; $931,857; and $180,721 for the years ended December 31,
          2001; 2002; and 2003, respectively. Estimated amortization expense for each of the next five years is $180,721.

    (g)    Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 12 - Income Taxes.

    (h)    Advertising

          The costs of advertising, promotion and marketing programs are charged to operations in the year incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs were $42,242; $17,638; and $13,453 for the years ended December 31, 2001; 2002; and 2003, respectively.

    (i)    Research and Development

          Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amounts charged to expense were $71,097; $10,377; and $28,334 for the years ended December 31, 2001; 2002; and 2003, respectively.

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

    (m)    Loss Per Common Share

          Pro Tech reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The potential common shares are as follows:


                                                  December 31,
                              --------------------------------------------------
                                    2001              2002             2003
                              ----------------   --------------   --------------
Warrants                            5,500,000        5,500,000        1,000,000
Options                             1,187,500        1,235,000        1,285,000
Convertible preferred stock        11,686,646       72,869,875       58,169,135
                              ----------------   --------------   --------------
                                   18,374,146       79,604,875       60,454,135
                              ================   ==============   ==============


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

    (n)    Stock Options

          Pro Tech has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement No. 123," and continues to apply
          Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

          No options were issued during the year ended December 31, 2003. No compensation expense was recorded during the years ended December 31, 2001 and 2002 for the options issued to directors, officers and employees, in accordance with APB No. 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the net loss and loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:


                                              For the year ended
                                                 December 31,
                                 -----------------------------------------------
                                     2001             2002             2003
                                 --------------  --------------    -------------
 Net loss attributable to
   common stockholders,
   as reported                   $ (2,595,328)   $ (13,472,688)    $  (985,357)
 Stock-based employee costs
   based on fair value method,
   net of related taxes              (188,793)         (14,596)        (5,022)
                                 --------------   --------------   -------------
 Net loss attributable to
   common stockholders,
   pro forma                     $ (2,784,121)   $ (13,487,284)    $  (990,379)
                                 ==============   ==============   =============
 Loss per common share:
      As reported                $      (0.08)   $       (0.41)    $     (0.03)
                                 ==============   ==============   =============
      Pro forma                  $      (0.09)   $       (0.41)    $     (0.03)
                                 ==============   ==============   =============


          The fair value of each option grant on the date of grant was estimated using the Black-Scholes option-pricing model reflecting the following:


                                        For the year ended
                                            December 31,
                                 ---------------------------------
                                       2001              2002
                                 --------------   ----------------
 Volatility                               100%               100%
 Expected life of options         5 to 7 years            7 years
 Risk free interest rate                 4.25%              3.65%
 Dividend yield                             0%                 0%




          There were no options granted during the fiscal year ended December 31, 2003. The weighted average fair value of options granted during the years ended December 31, 2001 and 2002 was $0.14 and $0.05, respectively.

    (o)    Long-Lived Assets

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no such impairments for the years ended December 31, 2001 and 2003. As of December 31, 2002, due to the lack of available working capital, we reviewed the impairment testing under the guidelines of SFAS No. 144. We estimated the future cash flows of those products identified as using the patent rights included under our intangible assets. These future cash flows were then compared to the carrying value of our intangible assets on the books as of
          December 31, 2002. Based on this comparison, we determined an impairment was present. We calculated the impairment loss by comparing the carrying value of the intangible assets to the estimated fair value of the intangible assets. We determined the estimated fair value of the intangible assets based on the discounted cash flows attributable to the new products utilizing the technology. The discount rate used was based on cost of capital associated with our Series B convertible preferred stock. The resulting impairment charge of $11,500,000 is included in the statement of operations for the year ended December 31, 2002.

    (p)    Concentrations of Credit Risk

          Cash and cash equivalents and trade receivables potentially subject Pro Tech to concentration of credit risk. We maintain cash and cash equivalents in accounts with one financial institution in amounts which, at times, may be in excess of the FDIC insurance limit. Pro Tech does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

          We sell our products and services to distributors and end users in various industries. We regularly assess the realizability of accounts receivable and take into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. We do not require collateral or other security to support customer receivables.

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

    (q)    Recent Accounting Standards

          In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Pro Tech adopted SFAS No. 150 as of the third quarter 2003. We were required to reclassify our Series A and Series B convertible preferred stock from the equity section to the current liability section on our balance sheet. Adoption of SFAS No. 150 also required us to present payments to holders of such instruments and related accruals separately from payments to and interest due to other creditors in our statements of cash flows and operations. See Note 7 - Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares.

(2)       Inventory

Inventory consisted of the following:

                                                    December 31,
                                        ------------------------------------
                                              2002               2003
                                        -----------------  -----------------
Finished goods                              $   379,089        $   295,346
Raw materials                                   196,330            179,179
Work in progress                                 27,117             24,030
                                        -----------------  -----------------
  Gross inventory                               602,536            498,555
Less: reserve for obsolete inventory             10,000              5,000
                                        -----------------  -----------------
Total Inventory                               $ 592,536        $   493,555
                                        =================  =================

(3)       Property and Equipment, Net

The following is a summary of property and equipment:


                                                      December 31,
                                          ------------------------------------
                                                2002               2003
                                          -----------------  -----------------
Production molds                              $    454,076       $    455,440
Office equipment                                   146,556            149,568
Production equipment                                39,514             39,514
Leased equipment                                    83,188             83,188
Leasehold improvements                             315,050            315,050
Vehicles                                            12,414             12,414
Marketing displays                                  16,160             16,160
                                          -----------------  -----------------
    Total cost                                   1,066,958          1,071,334
Less accumulated depreciation
  and amortization                                 465,775            621,662
                                          -----------------  -----------------
Total Property and equipment, net             $    601,183       $    449,672
                                          =================  =================

Total depreciation and amortization expense, with respect to property and equipment, was $120,194; $161,219; and $155,887 for the years ended December 31, 2001; 2002; and 2003, respectively. Depreciation expense on assets under capital leases for the years ended December 31, 2001; 2002; and 2003 was $24,464; $20,401; and $18,517, respectively.

(4)       Accrued Expenses

Accrued expenses consisted of the following:

                                                      December 31,
                                          ------------------------------------
                                                2002               2003
                                          -----------------  -----------------
Accrued payroll and vacation                     $ 115,070          $ 132,182
Accrued warranty expense                            69,486             41,687
Other accrued expenses                              38,424             21,332
                                          -----------------  -----------------
Total Accrued expenses                           $ 222,980          $ 195,201
                                          =================  =================


(5)       Due to Factor

On March 26, 2001, Pro Tech entered into a factoring agreement. Under this agreement we are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to eighty-five percent (85%) of these factored receivables, less a factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 4.00% at December 31, 2003. In addition, at December 31, 2003 we had $1,762 in holdback at the factor representing not less than fifteen percent (15%) of the aggregate unpaid gross amount of all outstanding accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, the factor may charge an additional commitment fee, as described in the agreement. As of December 31, 2003, no such fees were required. Such factored receivables are subject to acceptance by the factor. The factor also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

At December 31, 2003, accounts receivable factored under this agreement and still outstanding were $12,879, of which, $11,117 had been received under the factoring agreement under the recourse provisions. Total fees incurred under this arrangement amounted to $13,008; $6,346; and $4,433 during the years ended December 31, 2001; 2002; and 2003, respectively. Interest expense incurred under this arrangement amounted to $5,901; $3,393; and $2,285 during the years ended December 31, 2001; 2002; and 2003, respectively.

 (6)      Notes Payable and Note Payable to Stockholder

On May 13, 2001, Pro Tech received a bank loan of $11,346. The loan provides for equal monthly payments of $245, including interest at prime plus 2.3% (6.3% at December 31, 2003), through May 13, 2006. The loan is secured by a vehicle with a net book value of $1,524 at December 31, 2003. As of December 31, 2003, the balance outstanding was $6,461 and future maturities are: 2004, $2,385; 2005, $2,646; and 2006 $1,430.

On March 27, 2000, Pro Tech received a loan of $150,000 from a stockholder. The loan matured on March 27, 2001 and bore interest at 8.5% per annum, payable at maturity. On the maturity date, Pro Tech entered into a new note, which included the original principal amount plus accrued interest to date. This $162,750 note matured on March 27, 2002 and bore interest at 8.5% per annum, payable at maturity. On March 27, 2002, Pro Tech entered into a new note that included the original principal plus accrued interest to date. This $176,584 note matured on June 27, 2002 and bore interest at 8.5% per annum, payable at maturity. On June 27, 2002, Pro Tech renegotiated this note plus accrued interest into an $180,493 note with interest at 8.5%, due on June 27, 2003. On June 27, 2003, Pro Tech renegotiated the outstanding amount of this note into a $159,937 note with interest at 8.5% and payment terms of $3,500 (including interest) due on the last day of each month starting on June 30, 2003 through May 31, 2004 with the remaining balance due on June 27, 2004. As of December 31, 2003, the balance of this note was $142,001.

(7) Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares

Series A Convertible Preferred Stock
------------------------------------

As of December 31, 2003, Pro Tech had 1,500 shares authorized and 50 shares issued and outstanding of its Series A Convertible Preferred Stock (Preferred Stock-A). Each share has a par value of $0.01, and a stated value of $1,000. The Preferred Stock-A has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. The shares of Preferred Stock-A may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. Each share of stock is convertible, at the holder's option, into Pro Tech's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days, less a discount of 20%; or a fixed price of $0.50. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%.

Pro Tech, at its option, may redeem up to $50,000 of the Preferred Stock-A if the closing bid price of Pro Tech's common stock is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% dividend. The stock may be redeemed at the holders' option if two-thirds of all preferred stockholders require such redemption upon certain events of noncompliance with the terms of the Series A Preferred Stock Purchase Agreement or Registration Rights Agreement. Any outstanding shares will be mandatorily converted on March 31, 2005.

The Preferred Stock-A was covered under the adoption of SFAS No. 150 as of the beginning of the third quarter 2003. SFAS No. 150 required us to move the Preferred Stock-A from the equity section to the current liability section on our balance sheet. In connection with the move from the equity section to the current liability section, Pro Tech was required to increase the value of the Preferred Stock-A to reflect the monetary value of the shares required to be issued upon conversion. The Preferred Stock-A was increased $12,500 with a corresponding entry to additional paid-in-capital.

SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, as of July 1, 2003, the dividends accrued to holders of the Preferred Stock-A are recorded as interest expense in the statement of operations; whereas, previously they were recorded as a reduction to additional paid-in-capital. Interest expense recorded for the Preferred Stock-A for the period July 1 through December 31, 2003 was $1,009. The reduction to additional paid-in-capital for the Preferred Stock-A, calculated for purposes of determining net loss attributable to common stockholders, was $15,647 and $2,000 for the years ended December 31, 2001 and 2002, respectively; and $991 for the period January 1 through June 30, 2003.

The Preferred Stock-A is carried on our balance sheet as of December 31, 2003 at $69,021, which is comprised of the monetary value of the shares of $62,500 plus the accrued dividends of $6,521. Pro Tech would have had to issue approximately 5 million shares of our common stock if settlement of the stated value of the Preferred Stock-A had settlement occurred at December 31, 2003. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of December 31, 2003, settlement in common stock for the accrued dividends on the Preferred Stock-A would have required issuance of approximately 630,000 shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Preferred Stock-A. No shares of Preferred Stock-A were converted or exchanged during the years ended December 31, 2002 and 2003.

Series B Convertible Preferred Stock
------------------------------------

As of December 31, 2003, Pro Tech had 500 shares authorized, issued and outstanding of its Series B Convertible Preferred Stock (Preferred Stock-B). Each share has a par value of $0.01 and a stated value of $1,000. The Preferred Stock-B has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. The shares of Preferred Stock-B may be converted into shares of Pro Tech common stock or exchanged for shares of NCT common stock. Each share of stock is convertible into Pro Tech's common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days, preceding the date of such conversion, less a discount of 20%; or a fixed price of $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such exchange, less a discount of 20%. Any outstanding shares will be mandatorily converted on March 31, 2006.

In accordance with Emerging Issues Task Force 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the Preferred Stock-B issuance. This entry was a reduction to the outstanding balance of the preferred stock and an increase to additional paid in capital. The beneficial conversion feature was recognized over the period from the date of issuance to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002) and is included in the calculation of net loss attributable to common stockholders on the statement of operations for the years ended December 31, 2001 and 2002.

As of December 31, 2002, Preferred Stock-B was carried on our balance sheet at $653,438, which represented 125% of the stated value of the shares, plus the accrued dividends of $28,438 and was classified as temporary equity rather than stockholders' equity. The Series B was presented this way because, as of December 31, 2002, under the terms of the agreements entered into in connection with the issuance of Preferred Stock-B, the holders of those shares may have had a right to require Pro Tech to redeem the shares at 125% of the stated value. Because any such redemption would not be within the sole control of Pro Tech, and accordingly, treated the shares as temporary equity. On April 10, 2003, Pro Tech entered into an agreement with the holder of Preferred Stock-B whereby the holder agreed to waive certain requirements of the Registration Rights Agreement relating to Preferred Stock-B. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of Preferred Stock-B. This cancelled the triggering event, which may have placed the redemption of Preferred Stock-B at the holder's option. With the signing of this agreement, such redemption was within Pro Tech's control. At June 30, 2003, Preferred Stock-B was classified within the stockholders' equity section of the balance sheet and carried at its stated value plus accrued dividends.

The Preferred Stock-B was covered under the adoption of SFAS No. 150 as of the beginning of the third quarter 2003. SFAS No. 150 required us to move the Preferred Stock-B from the equity section to the current liability section on our balance sheet. In connection with the move from the equity section to the current liability section, Pro Tech was required to increase the value of the Preferred Stock-B to reflect the monetary value of the shares required to be issued upon conversion. The Preferred Stock-B was increased $125,000 with a corresponding entry to additional paid-in-capital.

SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, as of July 1, 2003, the dividends accrued to holders of the Preferred Stock-B are recorded as interest expense in the statement of operations; whereas, previously they were recorded as a reduction to additional paid-in-capital. Interest expense recorded for the Preferred Stock-B for the year ended December 31, 2003 was $10,080. The reduction to additional paid-in-capital for the Preferred Stock-B, calculated for purposes of determining net loss attributable to common stockholders, was $8,438; $20,000; and $9,920 for the years ended December 31, 2001; 2002; and
2003, respectively.

The Preferred Stock-B is carried on our balance sheet as of December 31, 2003 at $673,438, which is comprised of the monetary value of the shares of $625,000 plus the accrued dividends of $48,438. Pro Tech would have had to issue approximately 48 million shares of our common stock if settlement of the stated value of the Preferred Stock-B had settlement occurred at December 31, 2003. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of December 31, 2003, settlement in common stock for the accrued dividends on the Preferred Stock-B would have required issuance of approximately 5 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Preferred Stock-B. No shares of Preferred Stock-B were converted or exchanged during the years ended December 31, 2002 and 2003.

(8)       Noncurrent Notes Payable Due to Affiliates

As of December 31, 2002, Pro Tech had two outstanding promissory notes payable to NCT Hearing. Both notes were due on April 1, 2004, bearing interest at prime (4.25% as of December 31, 2002). The first note was issued for $906,232 on September 30, 2002, in exchange for the amount due to NCT and its subsidiaries at September 30, 2002, and had an outstanding balance of $916,437 as of December 31, 2002. The second note was issue for $148,266 on December 31, 2002, in exchange for the amount due to NCT and its subsidiaries for services provided and other charges to Pro Tech during the fourth quarter of 2002.

On March 31, 2003, Pro Tech issued a promissory note payable to NCT Hearing for $291,312, bearing interest at prime, due on April 4, 2004, in exchange for cash advanced, services provided and other charges to Pro Tech by NCT and its subsidiaries during the first quarter of 2003.

On June 30, 2003, Pro Tech issued a promissory note payable to NCT Hearing, bearing interest at prime (4.00% at December 31, 2003) and due on April 1, 2005 in the amount of $1,512,679. This note was issued as consideration for the rollover of $1,345,811 in principal of all outstanding notes payable by Pro Tech to NCT Hearing (plus accrued interest of $35,900) as of June 30, 2003, plus $130,968 for services provided and cash advanced to Pro Tech by NCT and its subsidiaries during the second quarter 2003. The following notes payable were outstanding and rolled into the new note payable dated June 30, 2003:


                                      Outstanding      Accrued
Original issue date of note:           Principal       Interest        Total
                                    -------------   -------------   ------------

  September 30, 2002                $   906,232     $   29,664      $   935,896
  December 31, 2002                     148,267          3,146          151,413
  March 31, 2003                        291,312          3,090          294,402
                                    -------------   -------------   ------------
Total rolled into new note payable  $ 1,345,811     $   35,900      $ 1,381,711
                                    ==============  =============   ============

As of December 31, 2003, the June 30, 2003 note payable outstanding balance was $1,543,439.

On December 31, 2003, Pro Tech issued a $281,101 promissory note payable to NCT Hearing, bearing interest at prime (4.00% at December 31, 2003) and due on April 1, 2005, in exchange for services provided, cash advanced and other charges to Pro Tech during the third and fourth quarters of 2003. See Note 14 - Related Party Transactions.

(9)       Capital Stock

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

Common Stock
------------

On September 12, 2000, Pro Tech obtained a license for rights to certain technologies from NCT Hearing in consideration of the issuance of 23,982,438 shares of common stock, including 279,688 shares of common stock for costs of issuance. The intangible assets received in the exchange were valued at the fair value of our stock, which was $16,307,492.

As of December 31, 2002 and 2003, $4,000 was held in escrow for the benefit of Pro Tech pending completion of the subscription agreements by two investors for 4,000 shares of common stock each.

The number of shares of common stock required to be reserved for was 82.4 million at December 31, 2003. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants. On July 12, 2002, Pro Tech, NCT and the holder of eight convertible notes payable issued by NCT entered into an agreement. Under this agreement, the holder of the notes payable waived her right to exchange such notes into Pro Tech common shares. In consideration of these waivers, the holder was given a warrant for 20 million shares of NCT common stock. Prior to this agreement, the convertible notes payable were exchangeable for Pro Tech common stock at prices ranging from $0.03 to $0.14 per share, or a total of approximately 215 million shares.

Warrants
--------

In connection with the Preferred Series-A, we provided warrants to purchase 4,500,000 shares of Pro Tech's common stock. The warrants were exercisable at $0.50 per share and expired on October 28, 2003.

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

The following table summarizes warrants to purchase common stock during the years ended December 31, 2001; 2002; and 2003:


                                      December 31, 2001             December 31, 2002              December 31, 2003
                                 ----------------------------  -----------------------------  -----------------------------
                                                  Weighted                       Weighted                       Weighted
                                                   Average                        Average                        Average
                                    Shares     Exercise Price    Shares       Exercise Price     Shares       Exercise Price
                                 ------------  --------------  -------------  --------------  --------------  --------------

Warrants outstanding,
     beginning of year             4,500,000       $ 0.500      5,500,000         $ 0.433        5,500,000        $ 0.433
Warrants granted                   1,000,000         0.130              -               -                -              -
Warrants canceled or expired               -             -              -               -       (4,500,000)         0.500
                                 ------------                  -------------                  --------------
Warrants outstanding,
     end of year                   5,500,000       $ 0.433      5,500,000         $ 0.433        1,000,000        $ 0.130
                                 ============                  =============                  ==============


As of December 31, 2003, the outstanding warrants have an exercise price of $0.13 and a remaining contractual life of less than one year.

(10)      Stock Option Plans

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

On August 4, 1998, 200,000 and 100,000 options to purchase shares were granted to officers and employees, respectively, at an exercise price of $0.375 per share. The exercise price was the fair market value of a share of common stock at the date of the grant. Of these, options to purchase 150,000 shares of common stock were granted to Richard Hennessey and vested as follows: 50,000 immediately; 50,000 on August 4, 1999; and 50,000 on August 4, 2000. The remaining options vested immediately. All options are exercisable over a three-year period from the date of vesting. Of the 300,000 options granted on August 4, 1998, 12,000 were exercised during March and April 2000, total proceeds received by Pro Tech amounted to $4,560, 188,000 options expired during the year ended December 31, 2001, 50,000 expired during the year ended December 31, 2002 and 50,000 expired during the year end December 31, 2003. None of these options remain outstanding at December 31, 2003.

On April 13, 1999, options to purchase 200,000 shares were granted to an officer at an exercise price of $0.375 per share. The exercise price was greater than the fair market value of a share of common stock at the date of the grant. The options vested and became exercisable as follows: 100,000 immediately; 50,000 on April 13, 2000; and 50,000 on April 13, 2001. The options expire on April 13, 2004. All 200,000 options are outstanding and exercisable as of December 31, 2003.

On November 28, 2000, Pro Tech issued options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Stock Option Plan, which vested as follows: 125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002, and 125,000 on November 28, 2003. The options expire on November 28, 2007. Of these options, 295,000 remain outstanding and exercisable as of December 31, 2003.

On June 1, 2001, Pro Tech issued options to the Chief Executive Officer to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on June 1, 2008. The exercise price of these options was equal to the fair market value of the common stock on the grant date. On February 1, 2002, Pro Tech modified the 540,000 options to exclude the clause under which the options would expire upon termination of employment. Although the change in the termination clause was a modification of the original grant, there was no accounting consequence because the market price on the date of such modification was lower than the exercise price of the grant. All 540,000 options remain outstanding and exercisable as of December 31, 2003.

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

On February 1, 2002, Pro Tech issued options to the Chairman of the Board of Directors to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on February 1, 2009. The exercise price of these options was equal to the fair market value of the common stock on the grant date. All 250,000 of these options remain outstanding and exercisable as of December 31, 2003.

The following summarizes stock option activity for the years ended December 31, 2001; 2002; and 2003:


                                  December 31, 2001             December 31, 2002            December 31, 2003
                             ---------------------------    --------------------------    --------------------------
                                           Weighted                      Weighted                      Weighted
                                            Average                       Average                       Average
                               Shares     Exercise Price      Shares    Exercise Price      Shares    Exercise Price
                             -----------  --------------    ----------  --------------    ----------  --------------

Options outstanding,
   beginning of the year      1,528,000     $  0.440         1,740,000    $   0.283        1,372,500     $  0.253
Options granted                 940,000        0.170           250,000        0.060                -            -
Options exercised                     -            -                 -            -                -            -
Options expired                (728,000)       0.468          (617,500)       0.259          (87,500)       0.402
                             -----------                    -----------                   -----------
Options outstanding,
   end of year                1,740,000     $  0.283         1,372,500    $   0.253        1,285,000     $  0.242
                             ===========                    ===========                   ===========
Options exercisable,
   end of year                1,187,500     $  0.265         1,235,000    $   0.232        1,285,000     $  0.242
                             ===========                    ===========                   ===========



As of December 31, 2003, Pro Tech's outstanding stock options have exercise prices ranging from $0.06 to $0.4375 and a weighted average remaining contractual life of approximately 3.8 years. As of December 31, 2003, 28,715,500 options were available for future grants under the 1998 Stock Option Plan.

On March 9, 2004, Pro Tech issued options to officers and employees under the 1998 Stock Option Plan to purchase 635,000 shares of common stock exercisable at $0.03 per share, the fair market value of the underlying common stock on the date of grant.

(11)      Commitments

Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of December 31, 2003 are as follows:


Year ending December 31                                                          Capital Leases           Operating Leases
-----------------------                                                         -----------------        ------------------
     2004                                                                         $    13,109              $      95,924
     2005                                                                              13,109                     96,563
     2006                                                                               9,992                     16,184
     2007                                                                                 373                          -
     2008 and thereafter                                                                    -                          -
                                                                                -----------------        ------------------
Total minimum lease payments                                                           36,583              $     208,671
                                                                                                         ==================
Less amount representing interest                                                       4,816
                                                                                -----------------
Present value of net minimum capital lease payments                                    31,767
Less current installments                                                              10,434
                                                                                -----------------
Obligations under capital leases, excluding current installments                  $    21,333
                                                                                =================


Rent expense under lease agreements totaled $127,099, $129,765 and $132,176 for the years ended December 31, 2001; 2002; and 2003, respectively.

(12)      Income Taxes

There was no provision for income taxes for the years ended December 31, 2001; 2002; and 2003 due to operating losses incurred.

Pro Tech had a net deferred tax asset of approximately $6,523,000 and $6,887,000 available to offset future federal income tax at December 31, 2002 and 2003, respectively. Pro Tech's deferred tax assets have been fully reserved by a valuation allowance since the realization of its benefit is uncertain. The difference between the statutory federal income tax rate of 34% and Pro Tech's effective tax rate is due to an increase in the valuation allowance of $364,000.

At December 31, 2003, Pro Tech has net operating loss carryforwards for federal and state income tax purposes amounting to $8,086,000 and $8,162,000, respectively, which expire through the year 2023. In accordance with Internal Revenue Code Section 382, Pro Tech's net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing, as discussed in Note 9 - Capital Stock.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Pro Tech's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                  ------------------------------
                                                       2002             2003
                                                  --------------   -------------
Accounts receivable principally due to
   allowance for doubtful accounts                $     10,000     $    12,000
Accrued warranty expense                                26,000          16,000
Net operating loss carryforwards                     2,345,000       3,073,000
Amortization and impairment on intangible assets     4,162,000       3,795,000
Other                                                    1,000           3,000
                                                  --------------   -------------
                                                     6,544,000       6,899,000
Less valuation allowance                             6,523,000       6,887,000
                                                  --------------   -------------
Total deferred tax assets                               21,000          12,000
                                                  --------------   -------------

Property and equipment principally due to
   differences in depreciaton                           21,000          12,000
                                                  --------------   -------------
Total deferred tax liabilities                          21,000          12,000
                                                  --------------   -------------
Net deferred taxes                                $          -     $         -
                                                  ==============   =============


(13)      Business Division Information

During 2001, management identified two new business divisions that were added to our business focus. These two new identifiable business divisions were: (1) Telecommunications Systems Integration; and (2) Call Center Operations. At December 31, 2001; 2002; and 2003 neither of these divisions is a separately reportable segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to establishment of these two new business divisions, we were predominately in the design, development, manufacture and marketing of lightweight telecommunications headsets, currently known as Product Business. We evaluate division performance based on net sales and operating income. Management does not track division data or evaluate division performance on additional financial information. As such, there are no separately identifiable division assets nor are there any separately identifiable statements of income data (below operating income). Pro Tech does not track or assign assets to individual business divisions. Likewise, depreciation expense and capital additions are also not tracked by business division.

No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.

Business division data is as follows:


                                                                        Division
                                        ---------------------------------------------------------------------
                                            Product        Telecom Systems    Call Center         Total
                                            Business        Integration       Operations        Divisions
                                        ----------------  ----------------  ---------------  ----------------

For the year ended December 31, 2001:
 Sales to external  customers             $  2,001,348         99,376            74,582        $  2,175,306
 Loss before other income (expense)       $ (2,222,216)       (51,916)         (136,358)       $ (2,410,490)

For the year ended December 31, 2002:
 Sales to external  customers             $  1,500,883        131,378            16,688        $  1,648,949
 Loss before other income (expense)       $(13,321,985)          (657)          (35,950)       $(13,358,592)

For the year ended December 31, 2003:
 Sales to external  customers             $  1,067,430        110,133               972        $  1,178,535
 Loss before other income (expense)       $   (856,729)       (17,120)          (12,983)       $   (886,832)


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

Telecommunications Systems Integration Business: The Telecommunications Systems Integration Business sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications system integration support to the small office and the large corporate call center clients.

Call Center Operations Business: During 2001, we launched the Call Center Operations Business. We utilized customer relationship management technologies and strategies in order to achieve business division objectives. As of December 21, 2001, we suspended operations in the Call Center Operations Business due to poor performing contracts. We resumed limited operations during the third quarter of 2002. We continued to develop this business in 2003.

(14)      Related Party Transactions

During fiscal year 1996, Pro Tech loaned $28,882 to its Chairman. Outstanding principal and interest, at 5% per annum, were due August 2, 2003. During the year ended October 31, 1998, Pro Tech loaned an additional $3,650 to its Chairman, which was due October 31, 2002, with interest at 5% per annum. On October 19, 2001, the outstanding balance from the 1996 loan and the outstanding balance from the 1998 loan were combined into one loan. The new loan included an additional amount of $10,594 loaned to the Chairman. Outstanding principal and interest, at 5% per annum, were due October 19, 2003. Pro Tech did not receive payment for this note and has begun collection efforts. Outstanding principal and interest amounted to $63,009 and $66,044 as of December 31, 2002 and 2003, respectively.

NCT and its affiliates provided certain administrative services including but not limited to accounting, legal, human resources, employee benefits and insurance. The costs of these services were allocated to Pro Tech based on specific identification and, to the extent that such identification was not practical, on the basis of employees or other methods which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by Pro Tech.

As of  December  31, 2002 and 2003,  Pro Tech owed  $1,064,703  and  $1,824,540, respectively, to NCT and its subsidiaries, for cash advances and various research, administrative and accounting services provided to Pro Tech. See Note 8 - Noncurrent Notes Payable Due to Affiliates. During 2002, NCT charged Pro Tech approximately $203,000 for health benefits paid by NCT and its affiliates, approximately $120,000 for labor provided by NCT employees and approximately $193,000 for Pro Tech's share of parent company expenses allocated to each subsidiary. During 2003, NCT charged Pro Tech approximately $83,000 for health benefits paid by NCT and its affiliates, approximately $147,000 for labor provided by NCT employees and approximately $167,000 for Pro Tech's share of parent company expenses allocated to each subsidiary. In addition, during 2003 NCT and its subsidiaries provided approximately $306,000 in cash advances to Pro Tech.

As of January 1, 2001, Pro Tech began participating in the NCT Group, Inc. Employee Benefits Plan, referred to as the Benefit Plan. The Benefit Plan provides, among other coverage, certain health benefits to employees and directors of NCT's United States operations. NCT administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. NCT's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $725,000, while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $450,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which NCT pays a nominal premium for such stop loss coverage. NCT records benefit claim expense in the period in which the benefit claim is incurred. Any benefit claims incurred by Pro Tech are submitted to NCT for payments and such claims are then charged to Pro Tech. As of December 31, 2002 and 2003, the total amount owed to NCT for benefit claims was approximately $388,000 and $471,000, respectively, and is included in the amount due to NCT and its subsidiaries discussed above.

As of January 1, 2001, Pro Tech began participating in NCT's 401(k) Plan, referred to as the 401(k) Plan. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 15% of the employee's annual compensation to the 401(k) Plan. NCT, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no matching contributions for the years ended December 31, 2001, 2002 and 2003.

(15)      Major Customers

Two customers accounted for approximately 35% of net sales generated during the year ended December 31, 2001. Two customers accounted for approximately 38% of net sales generated during the year ended December 31, 2002. These two customers represented approximately 10% of the gross accounts receivable at December 31, 2002. Three customers accounted for approximately 35% of net sales generated during the year ended December 31, 2003. These three customers represented approximately 9% of the gross accounts receivable at December 31, 2003.

(16)      Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for each quarter of 2002 and 2003. Pro Tech believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.


(Unaudited)


                                                                       Year Ended December 31, 2002
                                           ----------------------------------------------------------------------------
                                           1st Quarter   2nd Quarter   3rd Quarter    4th Quarter       Full Year
                                           ------------  ------------  -----------   --------------   -----------------

Net sales                                  $ 443,796     $ 439,212     $ 407,357     $     358,584    $   1,648,949
Gross profit                                 267,424       241,772       198,082           167,355          874,633
Loss attributable to common stockholders    (586,821)     (520,292)     (402,020)      (11,963,555)     (13,472,688)
Loss per share - basic and diluted             (0.02)        (0.02)        (0.01)            (0.36)           (0.41)

                                                                       Year Ended December 31, 2003
                                           ----------------------------------------------------------------------------
                                           1st Quarter   2nd Quarter   3rd Quarter    4th Quarter       Full Year
                                           ------------  ------------  -----------   --------------   -----------------

Net sales                                  $ 353,537     $ 258,142     $ 324,639     $     242,217    $   1,178,535
Gross profit                                 229,006       192,774       221,656           170,686          814,122
Loss attributable to common stockholders    (257,916)     (239,887)     (188,350)         (299,204)        (985,357)
Loss per share - basic and diluted             (0.01)        (0.01)            -             (0.01)           (0.03)
