Form 10-Q
period 2004-03-31
PRO TECH COMMUNICATIONS INC
filed 2004-05-14
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                73,390,133 shares outstanding as of May 10, 2003

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS



                                                                    December 31,       March 31,
                                                                       2003              2004
                                                                   -------------     -------------
                                                                                      (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                         $    21,193       $   212,032
  Accounts receivable, less allowance for doubtful accounts
     of $31,437; and $22,579, respectively                               88,769           117,860
  Inventories, net of reserves (Note 4)                                 493,555           475,650
  Due from officer/stockholder                                           66,044            66,775
  Other current assets                                                   17,571            23,263
                                                                   -------------     -------------
           Total current assets                                         687,132           895,580

Property and equipment, net (Note 5)                                    449,672           412,741

Intangible assets, net of accumulated amortization of
  $2,277,398 and $2,322,579, respectively                             2,530,094         2,484,913

Other assets                                                              6,138             4,330
                                                                   -------------     -------------
                                                                    $ 3,673,036       $ 3,797,564
                                                                   =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   231,282       $   227,386
  Accrued expenses (Note 6)                                             195,201           201,777
  Current portion of capital lease obligations                           10,434            10,688
  Due to factor and other liabilities (Note 7)                           11,117            46,076
  Note payable                                                            2,385             2,385
  Note payable to stockholder                                           142,001           134,424
  Preferred stock subject to mandatory conversion into
     a variable number of shares (Note 8)                               742,459           747,944
                                                                   -------------     -------------
           Total current liabilities                                  1,334,879         1,370,680

Noncurrent note payable                                                   4,076             3,503
Noncurrent notes payable due to affiliates (Note 12)                  1,824,540         2,164,255
Capital lease obligations                                                21,333            18,563
                                                                   -------------     -------------

           Total liabilities                                          3,184,828         3,557,001
                                                                   -------------     -------------

Commitments

Stockholders' equity (Notes 9 and 10):
  Preferred stock, $.01 par value, authorized 998,000 shares, none
     issued and outstanding                                                   -                 -
  Common stock, $.001 par value, authorized 300,000,000 shares,
     issued and outstanding 33,200,311 shares                            33,200            33,200
  Additional paid-in-capital                                         18,427,668        18,427,668
  Accumulated deficit                                               (17,972,660)      (18,220,305)
                                                                   -------------     -------------
           Total stockholders' equity                                   488,208           240,563
                                                                   -------------     -------------
                                                                    $ 3,673,036       $ 3,797,564
                                                                   =============     =============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                   For the Three Months
                                                                      Ended March 31,
                                                                -----------------------------
                                                                   2003             2004
                                                                -------------   -------------

Net sales                                                       $   353,537     $    267,017

Cost of goods sold                                                  124,531           82,875
                                                                -------------   -------------

    Gross profit                                                    229,006          184,142

Selling, general and administrative expenses                        383,197          313,617
NCT Hearing and affiliates charges (Note 12)                         84,312           89,082
                                                                -------------   -------------

    Loss before other income (expense)                             (238,503)        (218,557)

Other income (expense):
  Interest income                                                       723              731
  Interest expense                                                   (7,169)          (6,146)
  Interest expense - NCT Hearing (Note 12)                          (11,194)         (18,328)
  Interest expense - convertible preferred stock (Note 8)                 -           (5,485)
  Miscellaneous income, net                                           3,653              140
                                                                -------------   -------------

Net loss                                                        $  (252,490)    $   (247,645)

Adjustments attributable to preferred stock:
  Preferred stock dividend (accretion) (Note 8)                 $     5,426     $          -
                                                                -------------   -------------

Net loss attributable to common stockholders                    $  (257,916)    $   (247,645)
                                                                =============   =============

Basic and diluted net loss per share attributable
  to common stockholders                                        $     (0.01)    $      (0.01)
                                                                =============   =============

Weighted average common shares outstanding -
  basic and diluted                                              33,200,311       33,200,311
                                                                =============   =============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                     2003              2004
                                                                                ---------------   --------------
Cash flows from operating activities:
  Net loss                                                                       $  (252,490)      $ (247,645)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Note payable issued for services received                                        105,507          150,452
    Depreciation and amortization                                                     85,774           83,840
    Provision for doubtful accounts                                                    4,237            7,119
    Provision for obsolete inventory                                                  (5,000)               -
    Interest expense related to preferred stock dividend                                   -            5,485
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                (37,743)         (36,210)
      Decrease in inventories, net                                                    63,690           17,905
      Decrease (increase) in other assets                                              1,213           (3,884)
      Decrease in accounts payable                                                  (119,346)          (3,896)
      Increase in accrued expenses                                                     4,803            6,578
      Increase (decrease) in other liabilities                                        12,685           (7,778)
                                                                                ---------------   --------------
        Net cash used in operating activities                                    $  (136,670)       $ (28,034)
                                                                                ---------------   --------------
Cash flows from investing activities:
  Capital expenditures                                                                (1,011)          (1,730)
  Net change in due from officer/stockholder                                            (813)            (731)
                                                                                ---------------   --------------
        Net cash used in investing activities                                    $    (1,824)       $  (2,461)
                                                                                ---------------   --------------
Cash flows from financing activities:
  Proceeds from:
    Notes payable - NCT Hearing (Note 12)                                            197,000          232,000
  Payment made on:
    Notes payable                                                                     (7,489)          (8,150)
    Capital lease obligations                                                         (2,472)          (2,516)
                                                                                ---------------   --------------
        Net cash provided by financing activities                                $   187,039        $ 221,334
                                                                                ---------------   --------------
Net increase in cash and cash equivalents                                        $    48,545        $ 190,839
Cash and cash equivalents - beginning of period                                       13,624           21,193
                                                                                ---------------   --------------
Cash and cash equivalents - end of period                                        $    62,169        $ 212,032
                                                                                ===============   ==============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                         $     7,169        $   6,146
                                                                                ===============   ==============

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2003,  Pro Tech  increased  the carrying value of preferred stock and additional paid-in capital for a 4% dividend totaling $5,426.

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
MARCH 31, 2004

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "our," or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three months ended March 31, 2004 and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003.

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

3.   Stock Options:

     Pro Tech has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement No. 123," and continues to apply Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for our stock-based compensation plans.

     During the three months ended March 31, 2004, 635,000 stock options were issued to officers and employees. No compensation expense was recorded for these options, in accordance with APB No. 25. No options were issued during the three months ended March 31, 2003. Had compensation expense for all issued options been determined based on the fair value at the date of grant in accordance with SFAS No. 123, the net loss and net loss per share attributable to common shareholders would have been adjusted to the pro forma amounts indicated below:


                                                                  For the three months ended
                                                                           March 31,
                                                               ----------------------------------
                                                                    2003              2004
                                                               ---------------  -----------------
Net loss attributable to common stockholders, as reported          $ (257,916)        $ (247,645)
Stock-based employee costs based on fair
  value method, net of related taxes                                   (2,171)            (4,498)
                                                               ---------------  -----------------
Net loss attributable to common stockholders, pro forma            $ (260,087)        $ (252,143)
                                                               ===============  =================
Basic and diluted loss per common share:
     As reported                                                      $ (0.01)           $ (0.01)
                                                               ===============  =================
     Pro forma                                                        $ (0.01)           $ (0.01)
                                                               ===============  =================


4.   Inventories, net:

     Inventories, net consisted of the following:


                                              December 31,         March 31,
                                                  2003               2004
                                            ---------------     --------------
Finished goods                               $    295,346        $   284,852
Raw materials                                     179,179            172,351
Work in progress                                   24,030             23,447
                                            ---------------     --------------
     Gross inventories                            498,555            480,650
Less:  reserve for obsolete inventory               5,000              5,000
                                            ---------------     --------------
     Total Inventories, net                  $    493,555        $   475,650
                                            ===============     ==============


5.   Property and Equipment, net:

     Property and equipment, net consisted of the following:


                                              December 31,         March 31,
                                                  2003               2004
                                            ---------------     --------------
Production molds                             $    455,440        $   455,440
Office equipment                                  149,568            151,297
Production equipment                               39,514             39,514
Leased equipment                                   83,188             83,188
Leasehold improvements                            315,050            315,050
Vehicles                                           12,414             12,414
Marketing displays                                 16,160             16,160
                                            ---------------     --------------
    Total cost                                  1,071,334          1,073,063
Less accumulated depreciation
  and amortization                                621,662            660,322
                                            ---------------     --------------
   Total Property and equipment, net         $    449,672        $   412,741
                                            ===============     ==============


     Depreciation expense for the three months ended March 31, 2003 and 2004 was $39,131 and $38,660, respectively.

6.   Accrued Expenses:

     Accrued expenses consisted of the following:


                                              December 31,         March 31,
                                                  2003               2004
                                            ---------------     --------------
Accrued warranty expense                     $     41,687        $    36,183
Accrued payroll and related expenses              119,937            120,914
Accrued vacation                                   12,245             14,196
Accrued lease payable                              16,723             15,644
Other accrued expenses                              4,609             14,840
                                            ---------------     --------------
   Total Accrued expenses                    $    195,201        $   201,777
                                            ===============     ==============


7.   Due to Factor and Other Liabilities:

     Due to factor and other liabilities consisted of the following:


                                              December 31,         March 31,
                                                  2003               2004
                                            ---------------     --------------
Due to factor                                $     11,117        $     3,339
Due to NCT Hearing Products, Inc.                       -             42,737
                                            ---------------     --------------
 Total Due to factor and other liabilities   $     11,117        $    46,076
                                            ===============     ==============


     On March 26, 2001, Pro Tech entered into a factoring agreement. At March 31, 2004, outstanding accounts receivable factored under this agreement were $6,192, of which $3,339 had been received by the factor under recourse provisions. Total fees incurred under this arrangement amounted to $2,101 and $415 during the three months ended March 31, 2003 and 2004, respectively. Interest expense incurred under this arrangement amounted to $979 and $316 during the three months ended March 31, 2003 and 2004, respectively.

     During the three months ended March 31, 2004, NCT Hearing advanced cash to Pro Tech in anticipation of receipt of funds from outstanding accounts receivable. There is no formal agreement between Pro Tech and NCT Hearing for these cash advances. These advances are non-interest bearing and are payable within 35 days. As of March 31, 2004, cash advanced to Pro Tech from NCT Hearing based upon accounts receivable was $42,737 (see Note 12).

8.   Preferred  Stock Subject to Mandatory  Conversion into a Variable Number of
     Shares:

     Pro Tech had two types of preferred stock outstanding as of March 31, 2004, Series A and Series B. Each share of the Series A preferred stock ("Series A") has a par value of $0.01 and a stated value of $1,000. There were 1,500 shares authorized and 50 shares issued and outstanding as of December 31, 2003 and March 31, 2004. The Series A has a mandatory conversion date of March 31, 2005. Each share of the Series B preferred stock ("Series B") has a par value of $0.01 and a stated value of $1,000. There were 500 shares authorized, issued and outstanding as of December 31, 2003 and March 31, 2004. The Series B has a mandatory conversion date of March 31, 2006. Both the Series A and the Series B are classified as current liabilities on our condensed balance sheet in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

     SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, as of July 1, 2003, the dividends accrued to holders of Series A and Series B are recorded as interest expense in the condensed statement of operations; whereas, previously they were recorded as a reduction to the additional paid-in-capital. The interest expense recorded for Series A and Series B for the three months ended March 31, 2004 was $499 and $4,986, respectively. The reduction to additional paid-in-capital for the three months ended March 31, 2003, calculated for purposes of determining net loss attributable to common stockholders, on the Series A and Series B were $493 and $4,933, respectively.

     The Series A is carried on our balance sheet as of March 31, 2004 at its monetary value of $69,519, which is comprised of the fair value of the shares of $62,500; plus the cash value of the accrued dividends of $7,019. Pro Tech would have to issue approximately 3.0 million shares of our common stock if settlement of the stated value of the Series A were to occur as of March 31, 2004. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of March 31, 2004, settlement in common stock for the accrued dividends on the Series A would require issuance of approximately 0.4 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Series A. No shares of the Series A were converted or exchanged during the three months ended March 31, 2004.

     The Series B is carried on our balance sheet as of March 31, 2004 at its monetary value of $678,425, which is comprised of the fair value of the shares of $625,000; plus the cash value of the accrued dividends of $53,426. Pro Tech would have to issue approximately 29.8 million shares of our common stock if settlement of the stated value of the Series B were to occur as of March 31, 2004. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of March 31, 2004, settlement in common stock for the accrued dividends on the Series B would require issuance of approximately 3.2 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Series B. No shares of the Series B were converted or exchanged during the three months ended March 31, 2004.

9.   Stockholders' Equity:

     The changes in stockholders' equity during the three months ended March 31, 2004, were as follows:



                                             Balance      Dividend on                         Balance
                                               at          Preferred          Net                At
                                           12/31/2003        Stock           Loss            3/31/2004
                                        ---------------   -----------    -------------  ------------------


Common stock:                  Shares       33,200,311             -               -            33,200,311
                               Amount   $       33,200             -               -         $      33,200


Additional paid-in capital:             $   18,427,668             -               -         $  18,427,668

Accumulated deficit:                    $  (17,972,660)            -        (247,645)        $ (18,220,305)



10.  Common Stock:

     The number of shares of common stock required to be reserved for issuance was approximately 52.9 million at March 31, 2004. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants.

11.  Business Divisions Results:

     Pro Tech is divided into the following three business divisions:

     Product Business: We presently design, develop, manufacture and market lightweight telecommunications headsets. Our headsets employ new concepts in advanced lightweight design, and our marketing strategies involve the sale of our product directly to the commercial headset market as a replacement for our competitors' products. We presently sell our first design for the commercial headset market comprised of fast-food companies and other large quantity users of headset systems. We are also in the process of completing development of headphones to be used in the commercial audio and industrial safety markets.

     Telecommunications Systems Integration: The Telecommunications Systems Integration Business sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications systems integration support to the small office and the large corporate call center clients.

     Call Center Operations: During 2001, we launched the Call Center Operations Business. We utilized customer relationship management technologies and strategies in order to achieve business division objectives. As of December 21, 2001, we suspended operations in the Call Center Operations Business due to poor performing contracts. We resumed limited operations during the third quarter of 2002. We continue to develop this business in 2004.

     As of March 31, 2004, these divisions are not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.

Business division data is as follows:



                                                                            Division
                                                ------------------------------------------------------------
                                                                Telecom
                                                  Product       Systems       Call Center
                                                 Business     Integration     Operations        Total
                                                ------------------------------------------------------------
For the three months ended March 31, 2004:
  Sales to external  customers                  $  232,320         34,697           -        $   267,017
  Other revenue - other operating  segments     $        -            -             -        $         -
  Net (loss) income                             $ (251,514)         1,696         2,173      $  (247,645)

For the three months ended March 31, 2003:
  Sales to external  customers                  $  329,485         24,052           -        $   353,537
  Other revenue - other operating  segments     $        -            -             -        $         -
  Net loss                                      $ (240,189)        (8,836)       (3,465)     $  (252,490)



12.  Related Party Transactions:

     During the three months ended March 31, 2003 and 2004, NCT charged Pro Tech approximately $13,000 and $11,000, respectively, for health benefits paid by NCT and its affiliates, approximately $43,000 and $54,000, respectively, for labor provided by NCT employees and approximately $29,000 and $25,000, respectively, for Pro Tech's share of parent company expenses allocated to each subsidiary. These expenses are included in NCT Hearing and affiliates charges on our condensed statement of operations. In addition, NCT Hearing provided cash advances to Pro Tech in the amount of $197,000 and $232,000 for the three-month periods ended March 31, 2003 and 2004, respectively.

     As of December 31, 2003 and March 31, 2004, Pro Tech owed an aggregate of $1,824,540 and $2,206,992, respectively, to NCT Hearing. As of March 31, 2004, $2,164,255 is included in Noncurrent notes payable and the remaining $42,737 is included in Due to factor and other liabilities (see Note 7) on our condensed balance sheet.

13.  Subsequent Events

     On April 1, 2004, Pro Tech entered into an agreement with a stockholder, whereby Pro Tech agreed to assign the rights to all outstanding amounts receivable from Keith Larkin, a director, to the stockholder. In consideration for such assignment by Pro Tech, the stockholder agreed to apply the amount of the assignment ($66,775) against the Note Payable from Pro Tech to the stockholder dated June 27, 2003.

     On April 5, 2004, Pro Tech entered into an agreement with NCT Hearing, whereby NCT Hearing converted $640,466 of Notes Payable from Pro Tech to NCT Hearing into 27,846,351 shares of newly issued Pro Tech common stock.

     On April 21, 2004, in exchange for 9,821,429 newly issued shares of our common stock, we obtained an expansion of our existing, exclusive worldwide technology license from NCT Hearing. This license, which covers over 50 patents, patents pending and innovations relating to active noise reduction ("ANR") and noise and echo cancellation, now encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds, earplugs, etc., as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition to having the expanded technology license, Pro Tech now has the right, in marketing the licensed products, to use NCT Hearing's most successful existing brands including: NoiseBuster(R) ANR lightweight consumer audio and communications headsets; Pro Active(R) ANR industrial safety earmuffs and two-way radio headsets including aviation; and ClearSpeech(R) noise and echo cancellation algorithm-based products.

     On April 27, 2004, we received notification for conversion of 40 shares, plus applicable accretion, of our Series B preferred stock, resulting in the issuance of 2,522,042 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2004

Description of Business

     Pro Tech operates mainly in the lightweight headset industry. During 2001, we expanded into the telecommunications systems integration business and the call center operations business (see Note 11. Business Divisions Results for further discussion of these operations).

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

Critical Accounting Policies

     Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in our 2003 Annual Report on Form 10-K, filed on March 30, 2004, in the Notes to the Financial Statements, Note 1. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, asset impairments and the accrual for warranty expense.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Net loss for the three months ended March 31, 2004 decreased approximately $5,000, or 2%, compared to the same three-month period in 2003. This decrease was due to a reduction in selling, general and administrative expenses of approximately $70,000, offset by a combination of: (1) a decrease in our gross profit of approximately $45,000; (2) an increase in related party expenses of approximately $5,000; and (3) an increase in total interest expense of approximately $12,000.

     Total revenue for the three months ended March 31, 2004 decreased approximately $87,000, or 24%, compared to the same three months ended March 31, 2003. This decrease was due to reductions in our headset sales, mainly fast-food parts and telephone headsets.

     Revenue from the fast-food market decreased approximately $39,000 due to reduced purchases by two of our major distributors. The number of units sold in the fast-food market, including both headsets and parts, decreased from approximately 10,000 units for the three months ended March 31, 2003 to approximately 7,000 units during the same period in 2004. This decrease was primarily the result of increased market competition from far-east competitors.

     Revenue from the telephone market decreased approximately $62,000 due mainly to reduced purchases by two major customers. The first customer, contributing approximately $48,000 to the decrease, was acquired by another company during 2003. During the first quarter 2004, we re-established our relationship with this customer and have been in discussions to supply them with their headset needs. We anticipate sales to this customer to begin during the second quarter 2004. The $9,000 decrease attributable to the second customer was due to the decision by that customer to consolidate their purchases to two vendors. Pro Tech lost this customer to our largest competitors, Plantronics, Inc. and GN Netcom, Inc.

     In April 2004, Pro Tech obtained an expansion of its exclusive worldwide technology license from NCT Hearing. This license now encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds, earplugs, etc., as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In connection with this expanded license, we are planning to launch two new products during 2004. The first product will be the next generation NoiseBuster(R) with Active Noise Reduction ("ANR"). The NoiseBuster is a personal headphone that reduces low frequency background noise electronically using the ANR technology, while leaving speech and music clearly audible.

We anticipate launching the next generation NoiseBuster during the latter part of the second quarter or early third quarter of 2004. The second new product will be the ProActive(R) Safety Earmuff. The ProActive provides industrial hearing protection for use in higher-noise environments by combining what we believe to be the best passive hearing protection with the most advanced ANR technology. We anticipate launching the ProActive Safety Earmuff in the latter part of 2004.

     Revenue for our telephone installation division increased approximately $11,000 for the three months ended March 31, 2004 as compared to the same three-month period in 2003. This increase was due to an expanded customer base in 2004. Our customer base has expanded with the increased awareness of our services, along with an expansion of the local economy.

     For the three months ended March 31, 2004, cost of goods sold decreased approximately $42,000, or 33%, compared to the same three-month period in 2003. This decrease was due mainly to the decrease in sales volume for 2004 when compared to the same three months ended in 2003.

     Gross profit margin increased from 64.8% for the three months ended March 31, 2003 to 69.0% for the three months ended March 31, 2004. This increase was due primarily to a change in the mix of customers. This change resulted from the decrease in sales to our major distributors. These distributors purchased in large quantities and, therefore, were given discounted prices resulting in lower profit margins. We are now selling more to retail customers who do not buy in large quantities and, therefore, were not given discounted prices resulting in higher profit margins.

     For the three months ended March 31, 2004, selling, general and administrative expenses decreased approximately $70,000, or 18%, compared to the same three-month period in 2003. This decrease was due to: (1) a decrease of approximately $40,000 in payroll expenses; (2) a decrease of approximately $19,000 in professional fees and expenses; and (3) a decrease of approximately $8,000 in insurance expenses. These decreases resulted from Pro Tech's continued costs savings through work force reductions and tighter controls over expenditures.

     For the three months ended March 31, 2004, NCT Hearing and affiliates charges increased approximately $5,000, or 6%, compared to the same three-month period in 2003. This increase was due mainly to the additional work performed by NCT Hearing's engineering staff in connection with the new products being released later this year (see discussion above).

     Interest expense - NCT Hearing for the three months ended March 31, 2004 increased approximately $7,000 compared to the same period in 2003. These charges were incurred on the outstanding notes payable to NCT Hearing. The outstanding notes payable represent amounts owed to NCT Hearing for services provided to Pro Tech by NCT Hearing and its affiliated companies, as well as cash advances. As of March 31, 2004, the balance of the outstanding notes payable, including interest, was $2,164,255, as compared to $1,367,210 as of March 31, 2003.

Liquidity and Capital Resources

     During the three  months ended March 31, 2004,  we funded  working  capital requirements with continued use of our short-term financing arrangement and advances from NCT Hearing and its affiliates. We have taken steps to reduce our working capital requirements. These steps include the reduction of work force levels in all areas of the products operations and the institution of tighter controls over all expenditures. As a result of the reduction in work force and continued controls over expenditures, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months.

     At March 31, 2004, cash and cash equivalents were $212,032.

     The current ratio (current assets to current liabilities) was .65 to 1.00 at March 31, 2004, as compared to .51 to 1.00 at December 31, 2003. At March 31, 2004 we had a working capital deficit of $475,100 compared to a working capital deficit of $647,747 at December 31, 2003. This decrease in working capital deficit of approximately $173,000 was due mainly to the receipt of $232,000 from NCT Hearing in exchange for a noncurrent note payable during the three months ended March 31, 2004.

     For the three months ended March 31, 2004, the net cash used in operating activities was $28,034 compared to $136,670 for the three months ended March 31, 2003. This decrease in used funds of approximately $109,000 was due primarily to a decrease in the funds used to reduce the outstanding accounts payable. For the three months ended March 31, 2003 we reduced the outstanding accounts payable by approximately $119,000 as compared to approximately $4,000 for the same period in 2004.

     For the three months ended March 31, 2004, the net cash provided by financing activities was $221,334 compared to $187,039 for the three months ended March 31, 2003. This increase of approximately $34,000 was due to an increase of $35,000 in cash advances received from NCT Hearing in exchange for noncurrent notes payable during the three months ended March 31, 2004 compared to the same period in 2003.

     The  company   has  no  lines  of  credit  with  banks  or  other   lending
institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of March 31, 2004. In connection with the proposed release of a new product, the ProActive Safety Earmuff, we have been in discussions with our manufacturer and anticipate incurring approximately $131,000 in tooling costs (for the mold needed for the product) consisting of 33% paid at the beginning of the project and the remainder to be paid as units are produced, not to exceed a period of 18 months of production.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Pro Tech's President and the Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that Pro Tech's disclosure controls and procedures are effective for ensuring that all material information required to be disclosed by Pro Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in internal controls.

     There were no changes in our internal control over financial reporting that occurred during Pro Tech's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Pro Tech's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

     31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

     32(a) Certification of Form 10-Q for the quarterly period ended March 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Form 8-K.

     None.

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

                                          Pro Tech Communications, Inc.
                                          -----------------------------
                                             Registrant

                                          By:  /s/ RICHARD HENNESSEY
                                               ------------------------
                                               Richard Hennessey
                                               President


                                          By:  /s/ DEBRA KIRVEN
                                               ------------------------
                                               Debra Kirven
                                               Chief Financial Officer


Dated:  May 14, 2004