Form 10-Q
period 2004-06-30
PRO TECH COMMUNICATIONS INC
filed 2004-08-16
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-28602

                          Pro Tech Communications, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Florida                                                      59-3281593
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4492 Okeechobee Road,   Fort Pierce, FL                          34947
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

               73,390,133 shares outstanding as of August 13, 2004

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS


                                                                                 December 31,           June 30,
                                                                                      2003                 2004
                                                                                ----------------      ---------------
ASSETS                                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $     21,193          $     110,750
     Accounts receivable, less allowance for doubtful accounts
        of $31,437; and $22,074, respectively                                         88,769                115,129
     Inventories, net of reserves (Note 4)                                           493,555                469,977
     Due from officer/stockholder (Note 14)                                           66,044                      -
     Other current assets (Note 5)                                                    17,571                 48,074
                                                                                ----------------      ---------------
                     Total current assets                                            687,132                743,930

Property and equipment, net (Note 6)                                                 449,672                375,709

Intangible assets, net of accumulated amortization of $2,277,398
     and $2,371,648, respectively (Note 7)                                         2,530,094              2,710,844

Other assets                                                                           6,138                  2,521
                                                                                ----------------      ---------------
                                                                                $  3,673,036          $   3,833,004
                                                                                ================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $    231,282          $     201,850
     Accrued expenses (Note 8)                                                       195,201                187,215
     Current portion of capital lease obligations                                     10,434                 10,850
     Due to factor and other liabilities (Note 9)                                     11,117                 76,250
     Note payable                                                                      2,385                  2,385
     Note payable to stockholder (Note 14)                                           142,001                 58,552
     Preferred stock subject to mandatory conversion into
        a variable number of shares of common stock (Note 10)                        742,459                698,757
                                                                                ----------------      ---------------
                     Total current liabilities                                     1,334,879              1,235,859

Noncurrent note payable                                                                4,076                  2,914
Noncurrent notes payable due to affiliates (Note 14)                               1,824,540              1,672,638
Capital lease obligations                                                             21,333                 15,826
                                                                                ----------------      ---------------

                     Total liabilities                                             3,184,828              2,927,237
                                                                               ----------------      ---------------

Commitments

Stockholders' equity (Notes 11 and 12):
     Preferred stock, $.01 par value, authorized 998,000 shares, none
          issued and outstanding                                                           -                      -
     Common stock, $.001 par value, authorized 300,000,000 shares,
          issued and outstanding 33,200,311  and 73,390,133 shares, respectively      33,200                 73,390
     Additional paid-in-capital                                                   18,427,668             19,357,332
     Accumulated deficit                                                         (17,972,660)           (18,524,955)
                                                                                ----------------      ---------------
                     Total stockholders' equity                                      488,208                905,767
                                                                                ----------------      ---------------
                                                                                $  3,673,036          $   3,833,004
                                                                                ================      ===============
The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                       For the Three Months                  For the Six Months
                                                                         Ended June 30,                        Ended June 30,
                                                                 ----------------------------------   ------------------------------
                                                                      2003              2004              2003              2004
                                                                 ---------------   ----------------   --------------   -------------
Net sales                                                        $      258,142    $     269,797      $    611,679     $    536,814

Cost of goods sold                                                       65,368           84,139           189,899          167,014
                                                                 ---------------   ----------------   --------------   -------------
     Gross profit                                                       192,774          185,658           421,780          369,800

Selling, general and administrative expenses                            294,033          340,124           677,230          653,741
NCT Hearing and affiliates charges (Note 14)                            110,693          127,962           195,005          217,044
                                                                 ---------------   ----------------   --------------   -------------

     Loss before other income (expense)                                (211,952)        (282,428)         (450,455)        (500,985)

Other income (expense):
     Interest income                                                        730                -             1,453              731
     Interest expense                                                    (8,649)          (3,995)          (15,817)         (10,141)
     Interest expense - NCT Hearing (Note 14)                           (14,500)         (15,142)          (25,695)         (33,470)
     Interest expense - convertible preferred stock (Note 10)                 -           (5,200)                -          (10,685)
     Miscellaneous income (expense), net                                    (31)           2,115             3,622            2,255
                                                                 ---------------   ----------------   --------------   -------------

Net loss                                                               (234,402)        (304,650)         (486,892)        (552,295)

Adjustments attributable to preferred stock (Note 10):
   Preferred stock dividend                                               5,485                -            10,911                -
                                                                 ---------------   ----------------   --------------   -------------

Net loss attributable to common stockholders                     $     (239,887)   $    (304,650)     $   (497,803)    $   (552,295)
                                                                 ===============   ================   ==============   =============

Basic and diluted loss per share                                 $        (0.01)   $       (0.00)     $      (0.02)    $      (0.01)
                                                                 ===============   ================   ==============   =============

Weighted average common shares outstanding - basic and diluted       33,200,311       69,286,978        33,200,311       51,343,332
                                                                 ===============   ================   ==============   =============

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                             For the Six Months Ended
                                                                                                     June 30,
                                                                                      -------------------------------------
                                                                                            2003                  2004
                                                                                      -----------------    ----------------
Cash flows from operating activities:
     Net loss                                                                         $      (486,892)     $     (552,295)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
        Note payable issued for services received                                             230,976             349,017
        Depreciation and amortization                                                         169,895             169,940
        Provision for doubtful accounts                                                         3,111               6,614
        Provision for obsolete inventory                                                       (5,000)                  -
        Interest expense related to preferred stock dividend                                        -              10,685
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                          59,012             (32,974)
           Decrease in inventories, net                                                        79,784              23,578
           Increase in other assets                                                            (5,704)            (26,886)
           Decrease in accounts payable                                                      (201,348)            (29,432)
           Decrease in accrued expenses                                                        (6,090)             (7,595)
           (Decrease) increase in other liabilities                                           (31,793)                328
                                                                                      -----------------    ----------------
              Net cash used in operating activities                                   $      (194,049)     $      (89,020)
                                                                                      -----------------    ----------------
Cash flows from investing activities:
     Capital expenditures                                                                      (1,454)             (1,730)
     Net change in due from officer/stockholder                                                (2,375)               (731)
                                                                                      -----------------    ----------------
              Net cash used in investing activities                                   $        (3,829)     $       (2,461)
                                                                                      -----------------    ----------------
Cash flows from financing activities:
     Proceeds from:
        Notes payable - NCT Hearing (Note 14)                                                 217,000             232,000
     Payment made on:
        Notes payable                                                                         (16,100)            (18,223)
        Note payable due to affiliates                                                              -             (27,648)
        Capital lease obligations                                                              (4,811)             (5,091)
                                                                                      -----------------    ----------------
              Net cash provided by financing activities                               $       196,089      $      181,038
                                                                                      -----------------    ----------------
Net (decrease) increase in cash and cash equivalents                                  $        (1,789)     $       89,557
Cash and cash equivalents - beginning of period                                                13,624              21,193
                                                                                      -----------------    ----------------
Cash and cash equivalents - end of period                                             $        11,835      $      110,750
                                                                                      =================    ================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                             $        14,746      $       10,141
                                                                                      =================    ================

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2003, Pro Tech increased the carrying value of preferred stock and additional paid-in capital for a 4% dividend totaling $10,911.
During the six months ended June 30, 2004, Pro Tech offset the amount owed to a stockholder with the amount owed to Pro Tech from an officer/director ($66,775 in total).
During the six months ended June 30, 2004, Pro Tech converted $640,466 of notes payable to NCT Hearing Products, Inc. into 27,846,351 shares of our common stock.
During the six months ended June 30, 2004, Pro Tech obtained an expansion of our license agreement valued at $275,000 in exchange for 9,821,429 shares of our common stock.

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
JUNE 30, 2004

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our," or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results for any other interim period or the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain amounts for 2003 have been reclassified to conform with the 2004 classifications.

2.   Loss Per Share:

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

     No options were issued during the three months ended June 30, 2004. During the six months ended June 30, 2004, 635,000 stock options were issued to officers and employees. No compensation expense was recorded for these options, in accordance with APB No. 25. No options were issued during the three or six months ended June 30, 2003. Had compensation expense for all issued options been determined based on the fair value at the date of grant in accordance with SFAS No. 123, the net loss and net loss per share attributable to common stockholders would have been adjusted to the pro forma amounts indicated below:


                                                   For the three months ended        For the six months ended
                                                            June 30,                         June 30,
                                                ---------------------------------  ------------------------------
                                                    2003              2004             2003            2004
                                                --------------   ----------------  --------------  --------------
Net loss attributable to common
     stockholders, as reported                     $ (239,887)        $ (304,650)     $ (497,803)     $ (552,295)
Stock-based employee costs based on fair
  value method, net of related taxes                      359             (1,668)         (1,812)         (6,166)
                                                --------------   ----------------  --------------  --------------
Net loss attributable to common
     stockholders, pro forma                       $ (239,528)        $ (306,318)     $ (499,615)     $ (558,461)
                                                ==============   ================  ==============  ==============
Basic and diluted loss per common share:
     As reported                                      $ (0.01)           $ (0.00)        $ (0.02)        $ (0.01)
                                                ==============   ================  ==============  ==============
     Pro forma                                        $ (0.01)           $ (0.00)        $ (0.02)        $ (0.01)
                                                ==============   ================  ==============  ==============


4.   Inventories, net:

     Inventories, net consisted of the following:

                                                  December 31,       June 30,
                                                      2003             2004
                                                ---------------    -------------
     Finished goods                             $      295,346     $   269,539
     Raw materials                                     179,179         185,026
     Work in progress                                   24,030          20,412
                                                ---------------    -------------
       Gross inventories                               498,555         474,977
     Less:  reserve for obsolete inventory               5,000           5,000
                                                ---------------    -------------
       Total Inventories, net                   $      493,555     $   469,977
                                                ===============    =============


5.   Other Current Assets:

     Other current assets consisted of the following:

                                                  December 31,       June 30,
                                                      2003             2004
                                                ---------------    -------------
     Prepaid inventory purchases                $       11,632     $    42,134
     Deposits on leases                                  5,939           5,940
                                                ---------------    -------------
       Total Other current assets               $       17,571     $    48,074
                                                ===============    =============

6.   Property and Equipment, net:

     Property and equipment, net consisted of the following:


                                                  December 31,       June 30,
                                                      2003             2004
                                                ---------------    -------------
     Production molds                           $      455,440     $   455,440
     Office equipment                                  149,568         151,296
     Production equipment                               39,514          39,514
     Leased equipment                                   83,188          83,188
     Leasehold improvements                            315,050         315,050
     Vehicles                                           12,414          12,414
     Marketing displays                                 16,160          16,160
                                                ---------------    -------------
       Total cost                                    1,071,334       1,073,062
     Less accumulated depreciation
      and amortization                                 621,662         697,353
                                                ---------------    -------------
       Total Property and equipment, net        $      449,672     $   375,709
                                                ===============    =============


     Depreciation expense for the six months ended June 30, 2003 and 2004 was $78,071 and $75,691, respectively.


7.   Intangible Assets:

     On April 21, 2004, in exchange for 9,821,429 newly issued shares of our common stock, Pro Tech obtained an expansion of its existing, exclusive worldwide technology license from NCT Hearing Products, Inc., our parent company. This license, which covers over 50 patents, patents pending and innovations relating to active noise reduction ("ANR") and noise and echo cancellation, now encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds, earplugs, etc., as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition to having the expanded technology license, Pro Tech now has the right, in marketing the licensed products, to use NCT Hearing's existing brands including: NoiseBuster(R) ANR lightweight consumer audio and communications headsets; ProActive(R) ANR industrial safety earmuffs and two-way radio headsets including aviation; and ClearSpeech(R) noise and echo cancellation algorithm-based products.

     The license expansion was valued at $275,000 and was added to the cost basis of the intangible assets listed in our condensed balance sheet. The license expansion will be amortized over 13.75 years (the remaining life of the original license) on a straight-line basis.

8.   Accrued Expenses:

     Accrued expenses consisted of the following:

                                                   December 31,      June 30,
                                                       2003            2004
                                                   --------------   ------------
     Accrued warranty expense                      $     41,687     $    32,699
     Accrued payroll and related expenses               119,937         104,529
     Accrued vacation                                    12,245          18,150
     Accrued lease payable                               16,723          14,026
     Other accrued expenses                               4,609          17,811
                                                   --------------   ------------
       Total Accrued expenses                      $    195,201     $   187,215
                                                   ==============   ============


9.   Due to Factor and Other Liabilities:

     Due to factor and other liabilities consisted of the following:

                                                   December 31,      June 30,
                                                       2003            2004
                                                   --------------   ------------
     Due to factor                                 $     11,117     $    11,445
     Due to NCT Hearing Products, Inc.                        -          64,805
                                                   --------------   ------------
       Total Due to factor and other liabilities   $     11,117     $    76,250
                                                   ==============   ============


     On March 26, 2001, Pro Tech entered into a factoring agreement. At June 30, 2004, outstanding accounts receivable factored under this agreement were $13,256, of which $11,445 had been received by the factor under recourse provisions. Total fees incurred under this arrangement amounted to $720 and $348 during the three months ended June 30, 2003 and 2004, respectively; $2,821 and $763 during the six months ended June 30, 2003 and 2004, respectively. Interest expense incurred under this arrangement amounted to $604 and $118 during the three months ended June 30, 2003 and 2004, respectively; $1,583 and $434 during the six months ended June 30, 2003 and 2004, respectively.

     During the six months ended June 30, 2004, NCT Hearing advanced cash to Pro Tech in anticipation of the receipt of funds from outstanding accounts receivable. There is no written agreement between Pro Tech and NCT Hearing requiring additional cash advances. These advances are non-interest bearing and are payable within 35 days. As of June 30, 2004, outstanding cash advances to Pro Tech from NCT Hearing based upon accounts receivable was $64,805 (see Note
14).

10. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock:

     Pro Tech had two series of preferred stock outstanding as of June 30, 2004, Series A and Series B. Each share of the Series A preferred stock ("Series A") has a par value of $0.01 and a stated value of $1,000. There were 1,500 shares authorized and 50 shares issued and outstanding as of December 31, 2003 and June 30, 2004. The Series A has a mandatory conversion date of March 31, 2005. Each share of the Series B preferred stock ("Series B") has a par value of $0.01 and a stated value of $1,000. There were 500 shares authorized, issued and outstanding as of December 31, 2003. As of June 30, 2004, there were 500 shares authorized and 460 shares issued and outstanding. The Series B has a mandatory conversion date of March 31, 2006. Both the Series A and the Series B are classified as current liabilities on our condensed balance sheet in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

     SFAS No. 150 also requires us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, as of July 1, 2003, the dividends accrued to holders of Series A and Series B are recorded as interest expense in the condensed statement of operations; whereas, previously they were recorded as a reduction to the additional paid-in-capital. The interest expense recorded for Series A and Series B for the three months ended June 30, 2004 was $499 and $4,701, respectively; $997 and $9,688 for the six months ended June 30, 2004, respectively. The reduction to additional paid-in-capital, calculated for purposes of determining net loss attributable to common stockholders, on the Series A and Series B was $498 and $4,987, respectively, for the three months ended June 30, 2003; $991 and $9,920, respectively, for the six months ended June 30, 2003.

     The Series A is carried on our balance sheet as of June 30, 2004 at its monetary value of $70,018, which is comprised of the fair value of the shares of $62,500, plus the cash value of the accrued dividends of $7,518. Pro Tech would have to issue approximately 1.4 million shares of our common stock if settlement of the stated value of the Series A were to occur as of June 30, 2004. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of June 30, 2004, settlement in common stock for the accrued dividends on the Series A would require issuance of approximately 0.2 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Series A. No shares of the Series A were converted or exchanged during the six months ended June 30, 2004.

     The Series B is carried on our balance sheet as of June 30, 2004 at its monetary value of $628,739, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $53,739. Pro Tech would have to issue approximately 12.8 million shares of our common stock if settlement of the stated value of the Series B were to occur as of June 30, 2004. Pro Tech has the option to settle the accrued dividends in cash or common stock. As of June 30, 2004, settlement in common stock for the accrued dividends on the Series B would require issuance of approximately 1.5 million shares. There is no limit on the number of shares that Pro Tech could be required to issue upon conversion of the Series B. On April 27, 2004, 40 shares of Series B (plus applicable accretion) were converted into 2,522,042 shares of Pro Tech common stock.

11.  Stockholders' Equity:

     The changes in stockholders' equity during the six months ended June 30, 2004, were as follows:



                                            Common Stock              Additional      Accumulated
                                       Shares         Amount       Paid-in-capital      Deficit           Total
                                    ----------------------------   ---------------  ---------------  --------------
Balance at December 31, 2003          33,200,311      $ 33,200      $ 18,427,668    $ (17,972,660)     $  488,208

Issuance of common stock:
  Conversion of Notes Payable         27,846,351        27,846           622,620                -         650,466
  License Agreement Amendment          9,821,429         9,822           265,178                -         275,000
  Conversion of Preferred Stock        2,522,042         2,522            41,866                -          44,388

Net Loss                                       -             -                 -         (552,295)       (552,295)

                                    ----------------------------   ---------------  ---------------  --------------
Balance at June 30, 2004              73,390,133      $ 73,390      $ 19,357,332    $ (18,524,955)     $  905,767
                                    ============================   ===============  ===============  ==============


12.  Common Stock:

     During the six months ended June 30, 2004, Pro Tech issued 40,189,822 shares of its common stock in various transactions. On April 5, 2004, Pro Tech issued 27,846,351 shares in connection with the conversion of $640,466 of outstanding notes payable with NCT Hearing (see Note 14 - Related Party Transactions). On April 21, 2004, Pro Tech issued 9,821,429 shares in connection with an expanded license we obtained from NCT Hearing (see Note 7 - Intangible Assets). On April 27, 2004, Pro Tech issued 2,522,042 shares in connection with the conversion of 40 shares (plus applicable accretion) of our Series B Preferred Stock (see Note 10 - Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock).

     The number of shares of common stock required to be reserved for issuance was approximately 24.5 million at June 30, 2004. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants.

13.  Business Divisions Results:

     Pro Tech is divided into the following three business divisions:

     Products: The products division develops and distributes lightweight communications headset products and systems to many markets, including contact centers, telephony, multimedia, mobile, and quick service restaurants. Pro Tech is also in the process of completing development of headphones to be used in the consumer audio and industrial safety markets.

     Telecommunications Systems Integration: The Telecommunications Systems Integration division sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications systems integration support to small office and large corporate call center clients.

     Call Center Operations: In 2001, Pro Tech launched a Call Center Operations division to provide a full service call center to customers. In December 2001, Pro Tech suspended operations in the Call Center Operations division due to poor performing contracts. After reorganizing this division, limited operations were resumed during the third quarter of 2002, and development of this business continued in 2003 and 2004.

     As of June 30, 2004, these divisions are not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." No geographic information for revenues from external customers or for long-lived assets is disclosed as primary markets and capital investments were concentrated in the United States.

Business division data is as follows:


                                                                             Division
                                                    ---------------------------------------------------------------
                                                                        Telecom
                                                                        Systems      Call Center
                                                      Products       Integration      Operations         Total
                                                    ---------------------------------------------------------------
For the three months ended June 30, 2004:
   Sales to external  customers                      $  241,673          28,124            -          $  269,797
   Other revenue - other operating  segments         $      -               -              -          $      -
   Loss before other income (expense)                $ (280,553)         (1,817)           (58)       $ (282,428)

For the three months ended June 30, 2003:
   Sales to external  customers                      $  231,382          26,760            -          $  258,142
   Other revenue - other operating  segments         $      -               -              -          $      -
   Loss before other income (expense)                $ (205,627)         (3,323)        (3,002)       $ (211,952)

For the six months ended June 30, 2004:
   Sales to external  customers                      $  473,992          62,822           -          $   536,814
   Other revenue - other operating  segments         $      -               -             -          $       -
   (Loss) income before other income (expense)       $ (503,325)            206          2,134       $  (500,985)

For the six months ended June 30, 2003:
   Sales to external  customers                      $  560,867          50,812            -         $   611,679
   Other revenue - other operating  segments         $      -               -              -         $       -
   Loss before other income (expense)                $ (432,279)        (11,736)        (6,440)      $  (450,455)


14.  Related Party Transactions:

     On April 1, 2004, Pro Tech entered into an agreement with a stockholder, whereby Pro Tech agreed to assign the rights to all outstanding amounts receivable from Keith Larkin, a director of Pro Tech, to the stockholder. In consideration for this assignment by Pro Tech, the stockholder agreed to apply the amount of assignment ($66,775 in total) against the note payable from Pro Tech to the stockholder dated June 27, 2003. This transaction reduced to zero the current asset Due from officer/stockholder and reduced by $66,775 the current liability Note payable to stockholder.

     Pro Tech renegotiated a note payable to stockholder, which was due on June 27, 2004. The new $62,009 note, dated June 27, 2004, represented principal of $61,621 plus accrued interest of $388 from the matured note. The new note bears interest at 8.5% and has payment terms of $3,500 due on the last day of each month starting on June 30, 2004 through May 31, 2005; with the remaining balance due on June 27, 2005. The balance of this note outstanding as of June 30, 2004 was $58,552.

     During the three months ended June 30, 2003 and 2004, NCT Group, Inc., our ultimate parent company, charged Pro Tech approximately $38,000 and $6,000, respectively, for health benefits paid by NCT and its affiliates, approximately $39,000 and $92,000, respectively, for labor provided by NCT employees, and approximately $34,000 and $29,000, respectively, for Pro Tech's share of parent company expenses allocated to each subsidiary. During the six months ended June 30, 2003 and 2004, NCT charged Pro Tech approximately $51,000 and $17,000, respectively, for health benefits paid by NCT and its affiliates, approximately $82,000 and $146,000, respectively, for labor provided by NCT employees, and approximately $63,000 and $54,000, respectively, for Pro Tech's share of parent company expenses allocated to each subsidiary. These expenses are included in NCT Hearing and affiliates charges on our condensed statement of operations. In addition, NCT Hearing provided cash advances to Pro Tech in the amount of $20,000 and none for the three-month period ended June 30, 2003 and 2004, respectively; $217,000 and $232,000 for the six-month period ended June 30, 2003 and 2004, respectively.

     On April 5, 2004, Pro Tech entered into an agreement with NCT Hearing, whereby NCT Hearing converted $640,466 of notes payable from Pro Tech to NCT Hearing into 27,846,351 shares of newly issued Pro Tech common stock. NCT Hearing converted the full amount outstanding (plus accrued interest) of the December 31, 2003 and March 31, 2004 notes payable from Pro Tech, $284,069 and $121,454, respectively. In addition, NCT Hearing converted $234,943 of the total amount outstanding of the June 30, 2003 note payable. Subsequent to the conversion, $1,324,794 remained outstanding under the June 30, 2003 note payable. This transaction decreased noncurrent notes payable due to affiliates by $640,466; increased common stock by $27,846; and increased additional paid-in-capital by $612,620.

     As of December 31, 2003 and June 30, 2004, Pro Tech owed an aggregate of $1,824,540 and $1,737,443, respectively, to NCT Hearing. As of June 30, 2004, $1,672,638 is included in Noncurrent notes payable and the remaining $64,805 is included in Due to factor and other liabilities (see Note 9) on our condensed balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2004

Description of Business

     Pro Tech operates mainly in the lightweight headset industry. During 2001, Pro Tech expanded into the telecommunications systems integration business and the call center operations business (see Note 13. Business Divisions Results for further discussion of these operations).

     Pro Tech develops and distributes lightweight communications headset products and systems to many markets, including contact centers, telephony, multimedia, mobile, and quick service restaurants. Pro Tech's mission is to deliver products that are more technologically-advanced, more feature-rich, more comfortable and more durable than competitive products - all at comparable or lower prices.

     Pro Tech plans to pursue new product development. Through an expanded license from NCT Hearing Products, Inc. ("NCT Hearing"), Pro Tech has access to over 50 patents as well as patents pending and other innovations and marketing rights to three award-winning brands. This expanded license enables Pro Tech to address additional markets of opportunity including consumer audio, personal hearing protection, spectator racing, two-way radio communications, aviation and military. Pro Tech intends to enter the consumer audio market with the introduction of the NoiseBuster(R) NB-FX active noise canceling headphone due out in late August 2004. Pro Tech also intends to enter the spectator racing, two-way radio communications, aviation and military markets with the introduction of an extensive new ProActive(R) line of active noise reduction as well as passive products designed for higher noise settings.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our financial statements and accompanying notes. Several of our accounting policies involve significant judgments and uncertainties. On an on-going basis, our management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, adjustments to inventory valuations, asset impairment and accrual for warranty expense. Our management bases its estimates on historical experience, observable trends and various other assumptions that are believed to be reasonable under the circumstances. Our management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

o our ability to generate sufficient revenues to sustain our current level of operations and to execute our business plan;
o    our ability to obtain additional financing if and when necessary;
o    the level of demand for our products and services;
o    the level and intensity of competition in our industry;
o    difficulties or delays in manufacturing;
o our abilitiy to develop new products and the market's acceptance of these products;
o    our ability to maintain and expand our strategic relationships;
o    our ability to protect our intellectual property;
o    our ability to effectively manage our operating costs; and
o    our ability to attract and retain key personnel.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

     Net loss. Net loss for the three months ended June 30, 2004 increased approximately $70,000, or 30%, compared to the same three-month period in 2003. This increase was due to the combination of an increase of approximately $19,000 in cost of goods sold, an increase of approximately $46,000 in selling, general and administrative expenses and an increase of approximately $17,000 in related party expenses, partially offset by an increase of approximately $12,000 in total revenue.

     Net sales. Net sales for the three months ended June 30, 2004 increased approximately $12,000, or 5%, compared to the three months ended June 30, 2003. This increase was due mainly to an increase in our fast-food market, partially offset by a decrease in our telephone market.

     Revenue from the fast-food market increased approximately $18,000 due to increased purchases of our fast-food headsets. Fast-food headset units sold increased from approximately 4,000 units for the three months ended June 30, 2003 to approximately 6,000 units during the same period in 2004. The increase in fast-food headset units represented an increase of approximately $50,000 in sales for the three-month period. Partially offsetting this increase in fast-food headset sales was a decrease of approximately $32,000 in fast-food parts sales. Fast-food parts units sold decreased from approximately 4,000 units for the three months ended June 30, 2003 to approximately 1,000 units during the same period in 2004. This decrease was due primarily to decreased sales of replacement batteries for fast-food belt packs.

     Revenue from the telephone market decreased approximately $8,000 due mainly to reduced purchases of our telephone parts. Telephone parts units sold decreased from approximately 4,000 units for the three months ended June 30, 2003 to approximately 2,000 units during the same period in 2004. The decrease in telephone parts units represented a decrease of approximately $15,000 in sales for the three-month period. Partially offsetting this decrease in telephone parts sales was an increase of approximately $7,000 in telephone headset sales. This increase in telephone headset sales included increases in sales of telephone amplifiers. The number of amplifier units sold increased from approximately 100 units during the three months ended June 30, 2003 to approximately 200 units during the same period in 2004.

     In April 2004, Pro Tech obtained an expansion of its exclusive worldwide technology license from NCT Hearing. This license now encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds, earplugs, etc., as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In connection with this expanded license, Pro Tech is planning to launch two new products during 2004. The first product will be the next generation NoiseBuster(R) with Active Noise Reduction ("ANR"). The NoiseBuster is a personal audio headphone that reduces low frequency background noise electronically using the ANR technology, while leaving speech and music clearly audible. Launch of the next generation NoiseBuster is anticipated during the third quarter of 2004. The second new product will be the ProActive(R) Safety Earmuff. The ProActive provides industrial hearing protection for use in higher-noise environments by combining what we believe to be the best passive hearing protection with the most advanced ANR technology. Launch of the ProActive Safety Earmuff is anticipated within the next four to six months.

     Cost of goods sold. For the three months ended June 30, 2004, cost of goods sold increased approximately $19,000, or 29%, compared to the same three-month period in 2003. This increase was due mainly to a credit of $15,000 received from a vendor during the three months ended June 30, 2003. The remaining increase in cost of goods sold was attributable to the increase in sales volume for 2004 when compared to the same three months in 2003.

     Gross profit. Gross profit margin decreased from 74.68% for the three months ended June 30, 2003 to 68.81% for the three months ended June 30, 2004. This decrease was due primarily to the $15,000 credit which was received from a vendor during the three months ended June 30, 2003. Without this credit, the gross profit margin for the three months ended June 30, 2003 would have been 68.87%.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $46,000, or 16%, compared to the same three-month period in 2003. This increase was due to an increase of $46,000 in consulting expenses related to investor communications and public relations.

     NCT Hearing and affiliate charges. For the three months ended June 30, 2004, NCT Hearing and affiliates charges increased approximately $17,000, or 16%, compared to the same three-month period in 2003. This increase was due mainly to the additional work performed by NCT Hearing's engineering staff in connection with the new products intended to be released later this year (see discussion above).

Six months ended June 30, 2004 compared to six months ended June 30, 2003

     Net loss. Net loss for the six months ended June 30, 2004 increased approximately $65,000, or 13%, compared to the same three-month period in 2003. This increase was due to the combination of a decrease of approximately $52,000 in gross profit, an increase of approximately $22,000 in related party expenses and an increase of approximately $12,000 in total interest expense. Offsetting these increases was a decrease of approximately $23,000 in selling, general and administrative expenses.

     Net sales. Net sales for the six months ended June 30, 2004 decreased approximately $75,000, or 12%, compared to the six months ended June 30, 2003. This decrease was due to reductions in our headset sales, mainly fast-food parts and telephone headsets.

     Revenue from the fast-food market decreased approximately $21,000 due to reduced purchases by two of our major distributors. The number of units sold in the fast-food market, including both headsets and parts, decreased from approximately 19,000 units for the six months ended June 30, 2003 to approximately 14,000 units during the same period in 2004. This decrease was primarily the result of increased market competition from Far-East competitors.

     Revenue from the telephone market decreased approximately $70,000 due mainly to reduced purchases by two major customers. The first customer, contributing approximately $50,000 to the decrease, was acquired by another company during 2003. During the first quarter of 2004, relations with this customer were re-established and discussions to supply it with its headset needs are ongoing. The $12,000 decrease attributable to the second customer was due to the decision by that customer to consolidate its purchases to two other vendors.

     Revenue for our telecommunications system integration division increased approximately $12,000 for the six months ended June 30, 2004 compared to the same six-month period in 2003. This increase was due to an expanded customer base in 2004. Our customer base has expanded with the increased awareness of our services, along with an expansion of the local economy in central eastern Florida.

     Cost of goods sold. For the six months ended June 30, 2004, cost of goods sold decreased approximately $23,000, or 12%, compared to the same six-month period in 2003. This decrease was due mainly to the decrease in sales volume for the first six months of 2004 when compared to the same six months in 2003.

     Gross profit. Gross profit margin decreased from 68.95% for the six months ended June 30, 2003 to 68.89% for the six months ended June 30, 2004. As noted above, Pro Tech received a $15,000 credit from a vendor during the six months ended June 30, 2003. Without this credit, the gross profit margin for the six months ended June 30, 2003 would have been 66.50%, compared to 68.89% for the six months ended June 30, 2004. This increase was due primarily to a change in the mix of customers. This change resulted from the decrease in sales to our major distributors. These distributors purchased in large quantities and, therefore, were given discounted prices resulting in lower profit margins. Pro Tech is now selling more to retail customers who do not buy in large quantities and, therefore, are not given discounted prices, resulting in higher profit margins.

     Selling, general and administrative expenses. For the six months ended June 30, 2004, selling, general and administrative expenses decreased approximately $23,000, or 3%, compared to the same six-month period in 2003. This decrease was due to: (1) a decrease of approximately $76,000 in payroll and related expenses;
(2) a decrease of approximately  $6,000 in professional  fees and expenses;  and
(3) a decrease of approximately $18,000 in insurance expenses and miscellaneous fees. These decreases resulted from our continued costs savings through work force reductions and tighter controls over expenditures. Partially offsetting these decreases were: (1) an increase of $46,000 in consulting expenses related to investor communications and public relations; and (2) an increase of approximately $27,000 in marketing expenses related to the anticipated launch of the new NoiseBuster product.

     NCT Hearing and affiliate charges. For the six months ended June 30, 2004, NCT Hearing and affiliates charges increased approximately $22,000, or 11%, compared to the same six-month period in 2003. This increase was due mainly to the additional work performed by NCT Hearing's engineering staff in connection with the new products intended to be released later this year (see discussion above).

     Interest expense. Interest expense - NCT Hearing for the six months ended June 30, 2004 increased approximately $8,000 compared to the same period in 2003. These charges were incurred on the outstanding notes payable to NCT Hearing. The outstanding notes payable represent amounts owed to NCT Hearing for services provided to Pro Tech by NCT Hearing and its affiliated companies, as well as cash advances. As of June 30, 2004, the balance of the outstanding notes payable, including interest, was $1,672,638, compared to $1,512,679 as of June 30, 2003.

Liquidity and Capital Resources

     Pro Tech has experienced net losses from operation since its inception. These losses have been funded primarily from product sales, the sale of preferred stock convertible into common stock and advances from NCT Hearing and its affiliates. During the six months ended June 30, 2004, Pro Tech funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Hearing and its affiliates. Pro Tech has taken steps to reduce working capital requirements, including the reduction of work force levels in all areas of the products operations and the institution of tighter controls over all expenditures. As a result of the reduction in work force and continued controls over expenditures, management believes Pro Tech will have sufficient funds to meet anticipated working capital requirements for the next 12 months. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts, and other factors related to the uncertainties of our industry and the economy in general. Accordingly, Pro Tech may be required to seek additional financing during the next 12 months. Management can give no assurance that any additional financing, including from NCT Hearing, will be available to Pro Tech on commercially reasonable terms, or at all. The failure to obtain any needed financing could have a material adverse effect on Pro Tech.

     At June 30, 2004, cash and cash equivalents were $110,750.

     The current ratio (current assets to current liabilities) was .60 to 1.00 at June 30, 2004, as compared to .51 to 1.00 at December 31, 2003. At June 30, 2004, the working capital deficit was $491,929 compared to a working capital deficit of $647,747 at December 31, 2003. This decrease in working capital deficit of approximately $156,000 was due mainly to the receipt of $232,000 from NCT Hearing in exchange for a noncurrent note payable during the six months ended June 30, 2004.

     For the six months ended June 30, 2004, net cash used in operating activities was $89,020 compared to $194,049 for the six months ended June 30, 2003. This decrease of approximately $105,000 was due primarily to a decrease in the funds used to reduce the outstanding accounts payable, partially offset by an increase in funds used by an increase in accounts receivable. For the six months ended June 30, 2003, the outstanding accounts payable was reduced by approximately $201,000 compared to approximately $29,000 for the same period in 2004. Our accounts receivable decreased approximately $59,000 during the six months ended June 30, 2003 compared to an increase of approximately $33,000 during the same six-month period in 2004.

     For the six months ended June 30, 2004, net cash provided by financing activities was $181,038 compared to $196,089 for the six months ended June 30, 2003. This decrease of approximately $15,000 was due to an increase of $28,000 in cash payments made on notes payable due to affiliates, partially offset by an increase of $15,000 in cash advances received from NCT Hearing in exchange for noncurrent notes payable during the six months ended June 30, 2004.

     Pro Tech has no lines of credit with banks or other lending institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of June 30, 2004. In connection with the proposed release of a new product, the ProActive Safety Earmuff, Pro Tech has been in detailed discussions with the manufacturer and anticipates incurring approximately $110,000 in tooling costs (for the mold needed for the product) consisting of 25% paid at the beginning of production, 25% paid with the first shipment of product and the remainder to be paid as units are produced, not to exceed a period of 12 months of production.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposures are fluctuations in interest rates. We are exposed to short-term interest rate risk on certain debts and trade accounts receivable sales. We do not use derivative financial instruments to hedge cash flows for these obligations. In the normal course of business, we employ established policies and procedures to manage these risks.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

(b)  Changes in internal controls.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Pro Tech's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     On April 5, 2004, we issued 27,846,351 shares of our common stock to NCT Hearing Products, Inc. in exchange for the surrender and cancellation of $640,466 of notes payable, together with accrued interest.

     On April 21, 2004, we issued 9,821,429 shares of our common stock to NCT Hearing Products in consideration for the expansion of an existing license agreement with NCT Hearing Products.

     On April 27, 2004, we issued 2,522,042 shares of common stock to Alpha Capital Aktiengesellschaft upon conversion of 40 shares ($1,000 stated value per share) of our Series B Preferred Stock plus applicable accretion.

     These shares were not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     31(a) Certication of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

     31(b) Certification of principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

     32 Certification of principal executive officer and chief financial officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

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


                                          Pro Tech Communications, Inc.
                                          -----------------------------
                                              Registrant

                                          By:  /s/ RICHARD HENNESSEY
                                               ---------------------------
                                                   Richard Hennessey
                                                   President


                                          By:  /s/ DEBRA KIRVEN
                                               ---------------------------
                                                   Debra Kirven
                                                   Chief Financial Officer


Dated:  August 16, 2004