Form 10-Q
period 2004-09-30
PRO TECH COMMUNICATIONS INC
filed 2004-11-02
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

The number of shares of the registrant's common stock, par value $.001 per share, outstanding as of November 1, 2004, was 73,390,133 shares.


                                Table of Contents
                                                                                     Page
Part I    Financial Information

Item 1.   Financial Statements:
          Condensed Balance Sheets at December 31, 2003 and September 30, 2004
            (Unaudited)                                                                3
          Condensed Statements of Operations (Unaudited) for the Three and Nine
            Months Ended September 30, 2003 and 2004                                   4
          Condensed Statements of Cash Flows (Unaudited) for the Nine Months
            Ended September 30, 2003 and 2004                                          5
          Notes to the Condensed Financial Statements (Unaudited)                      6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     15
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  21
Item 4.   Controls and Procedures                                                     21

Part II   Other Information

Item 6.   Exhibits                                                                    22
Signatures                                                                            23


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                 December 31,          September 30,
                                                                                     2003                   2004
                                                                                --------------        ---------------
ASSETS                                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                                     $    21,193           $     47,991
   Accounts receivable, less allowance for doubtful accounts
      of $31,437 and $20,178, respectively                                            88,769                153,646
   Inventories, net of reserves (Note 4)                                             493,555                496,638
   Due from officer/stockholder (Note 14)                                             66,044                    -
   Other current assets (Note 5)                                                      17,571                 41,447
                                                                                --------------        ---------------
            Total current assets                                                     687,132                739,722

Property and equipment, net (Note 6)                                                 449,672                339,829

Intangible assets, net of accumulated amortization of $2,277,398
   and $2,421,848, respectively (Note 7)                                           2,530,094              2,660,664

Other assets                                                                           6,138                  9,016
                                                                                --------------        ---------------
                                                                                 $ 3,673,036           $  3,749,231
                                                                                ==============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   231,282           $   209,456
   Accrued expenses (Note 8)                                                         195,201                170,221
   Current portion of capital lease obligations                                       10,434                 11,009
   Due to factor and other liabilities (Note 9)                                       11,117                 63,875
   Note payable                                                                        2,385                  2,578
   Note payable to stockholder (Note 14)                                             142,001                 49,241
   Preferred stock subject to mandatory conversion into
      a variable number of shares of common stock (Note 10)                          742,459                704,030
                                                                                --------------        ---------------
            Total current liabilities                                              1,334,879              1,210,410

Noncurrent note payable                                                                4,076                  2,117
Noncurrent notes payable due to affiliates (Note 14)                               1,824,540              1,944,200
Capital lease obligations                                                             21,333                 13,028
                                                                                --------------        ---------------

            Total liabilities                                                      3,184,828              3,169,755
                                                                                --------------        ---------------

Commitments

Stockholders' equity (Notes 11 and 12):
   Preferred stock, $.01 par value, authorized 998,000 shares, none
      issued and outstanding                                                             -                      -
   Common stock, $.001 par value, authorized 300,000,000 shares,
      issued and outstanding 33,200,311  and 73,390,133 shares, respectively          33,200                 73,390
   Additional paid-in capital                                                     18,427,668             19,357,332
   Accumulated deficit                                                           (17,972,660)           (18,851,246)
                                                                                --------------        ---------------
            Total stockholders' equity                                               488,208                579,476
                                                                                --------------        ---------------
                                                                                 $ 3,673,036           $  3,749,231
                                                                                ==============        ===============
The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                         For the Three Months              For the Nine Months
                                                                         Ended September 30,               Ended September 30,
                                                                   -----------------------------    --------------------------------
                                                                       2003            2004              2003            2004
                                                                   -------------   -------------    -------------   ----------------
Net sales                                                           $   324,639      $  300,307      $   936,318       $  837,121

Cost of goods sold                                                      102,983         101,661          292,882          268,675
                                                                   -------------   -------------    -------------   ----------------
Gross profit                                                            221,656         198,646          643,436          568,446

Selling, general and administrative expenses                            319,883         311,264          997,113          965,005
NCT Hearing and affiliates charges (Note 14)                             64,918         185,774          259,923          402,818
                                                                   -------------   -------------    -------------   ----------------

     Loss before other income (expense)                                (163,145)       (298,392)        (613,600)        (799,377)

Other income (expense):
     Interest income                                                        739               3            2,192              734
     Interest expense                                                    (4,265)         (3,861)         (20,082)         (14,002)
     Interest expense - NCT Hearing (Note 14)                           (15,457)        (18,768)         (41,152)         (52,238)
     Interest expense - convertible preferred stock (Note 10)            (5,545)         (5,273)          (5,545)         (15,958)
     Miscellaneous income (expense), net                                   (677)            -              2,945            2,255
                                                                   -------------   -------------    -------------   ----------------

Net loss                                                               (188,350)       (326,291)        (675,242)        (878,586)

Adjustments attributable to preferred stock (Note 10):
   Preferred stock dividend                                                 -               -             10,911              -
                                                                   -------------   -------------    -------------   ----------------

Net loss attributable to common stockholders                         $ (188,350)     $ (326,291)     $  (686,153)      $ (878,586)
                                                                   =============   =============    =============   ================

Basic and diluted loss per share                                     $    (0.00)     $    (0.00)     $     (0.02)      $    (0.01)
                                                                   =============   =============    =============   ================

Weighted average common shares outstanding - basic and diluted        33,200,311     73,390,133       33,200,311       58,679,692
                                                                   =============   =============    =============   ================

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                              ----------------------------------------
                                                                                    2003                   2004
                                                                              ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                                     $     (675,242)       $     (878,586)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
      Notes payable issued for services received                                       246,433               586,402
      Depreciation and amortization                                                    253,957               258,038
      Provision for doubtful accounts                                                    2,446                 4,718
      Provision for obsolete inventory                                                  (5,000)                  -
      Interest expense related to preferred stock dividend                               5,545                15,958
      Changes in operating assets and liabilities:
        Increase in accounts receivable                                                (13,310)              (69,595)
        Decrease (increase) in inventories, net                                         98,069                (3,083)
        Decrease (increase) in other assets                                              3,676               (26,754)
        Decrease in accounts payable                                                  (198,511)              (21,826)
        Decrease in accrued expenses                                                    (3,048)              (24,592)
        Increase (decrease) in other liabilities                                        59,204               (10,015)
                                                                              ------------------    ------------------
        Net cash used in operating activities                                   $     (225,781)       $     (169,335)
                                                                              ------------------    ------------------
Cash flows from investing activities:
   Capital expenditures                                                                 (4,375)               (3,765)
   Net change in due from officer/stockholder                                           (2,193)                 (731)
                                                                              ------------------    ------------------
        Net cash used in investing activities                                   $       (6,568)       $       (4,496)
                                                                              ------------------    ------------------
Cash flows from financing activities:
   Proceeds from:
      Notes payable - NCT Hearing (Note 14)                                            217,000               267,000
      Cash advances - NCT Hearing (Note 14)                                             40,000                   -
   Payment made on:
      Notes payable                                                                    (23,841)              (28,138)
      Notes payable due to affiliates                                                      -                 (30,503)
      Capital lease obligations                                                         (7,208)               (7,730)
                                                                              ------------------    ------------------
        Net cash provided by financing activities                               $      225,951        $      200,629
                                                                              ------------------    ------------------
Net (decrease) increase in cash and cash equivalents                            $       (6,398)       $       26,798
Cash and cash equivalents - beginning of period                                         13,624                21,193
                                                                              ------------------    ------------------
Cash and cash equivalents - end of period                                       $        7,226        $       47,991
                                                                              ==================    ==================




Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                     $       19,082        $       13,614
                                                                              ==================    ==================

Supplemental disclosures of non-cash investing and financing activities:
   Dividends on Series A and Series B preferred stock                           $       10,911        $          -
                                                                              ==================    ==================
   Reversal of redemption penalty on Series B preferred stock                   $      125,000        $          -
                                                                              ==================    ==================
   Adjustment of monetary value on Series A and Series B preferred stock
     upon adoption of SFAS No. 150 effective July 1, 2003                       $      137,500        $          -
                                                                              ==================    ==================
   Note receivable from director offset with note payable from stockholder      $          -          $       66,775
                                                                              ==================    ==================
   Issuance of common stock for payment of notes payable                        $          -          $      640,466
                                                                              ==================    ==================
   Issuance of common stock for expansion of license agreement                  $          -          $      275,000
                                                                              ==================    ==================
   Issuance of common stock upon conversion of Series B
      preferred stock and dividends                                             $          -          $       44,388
                                                                              ==================    ==================

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

2.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares such as options, warrants and convertible preferred stock at September 30, 2003 and 2004 was not included in the net loss per share calculations for the interim periods then ended, as the effect would be antidilutive.

3.   Stock Options:

     We have elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, we account for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     No options were issued during the three or nine months ended September 30, 2003. No options were issued during the three months ended September 30, 2004. On March 9, 2004, 635,000 stock options were issued to officers and employees. No compensation expense was recorded for these options, in accordance with APB No. 25. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.


                                                            For the Three Months              For the Nine Months
                                                            Ended September 30,               Ended September 30,
                                                      -------------------------------   --------------------------------
                                                          2003              2004            2003              2004
                                                      -------------   ---------------   -------------   ----------------
Net loss attributable to common
   stockholders, as reported                          $  (188,350)      $  (326,291)    $  (686,153)    $  (878,586)
Stock-based employee costs based on fair
   value method, net of related taxes                      (1,926)             (473)         (3,738)         (6,639)
                                                      -------------   ---------------   -------------   ----------------
Net loss attributable to common
   stockholders, pro forma                            $  (190,276)      $  (326,764)    $  (689,891)    $  (885,225)
                                                      =============   ===============   =============   ================
Basic and diluted loss per common share:
   As reported                                        $     (0.00)      $     (0.00)    $     (0.02)    $     (0.01)
                                                      =============   ===============   =============   ================
   Pro forma                                          $     (0.00)      $     (0.00)    $     (0.02)    $     (0.02)
                                                      =============   ===============   =============   ================


4.   Inventories, net:

     Inventories, net consisted of the following:



                                                            December 31,             September 30,
                                                                2003                     2004
                                                      -----------------------    ------------------------
Finished goods                                              $   295,346                $ 292,987
Raw materials                                                   179,179                  189,688
Work in progress                                                 24,030                   18,963
                                                      -----------------------    ------------------------
  Gross inventories                                             498,555                  501,638
Less:  reserve for obsolete inventory                             5,000                    5,000
                                                      -----------------------    ------------------------
  Total Inventories, net                                    $   493,555                $ 496,638
                                                      =======================    ========================



5.   Other Current Assets:

     Other current assets consisted of the following:

                                                         December 31,         September 30,
                                                             2003                 2004
                                                      -----------------     -----------------
Prepaid inventory purchases                           $    11,632           $   35,508
Deposits on leases                                          5,939                5,939
                                                      -----------------     -----------------
  Total Other current assets                          $    17,571           $   41,447
                                                      =================     =================

6.   Property and Equipment, net:

     Property and equipment, net consisted of the following:

                                                        December 31,         September 30,
                                                            2003                 2004
                                                      ----------------      ----------------
Production molds                                      $   455,440           $  455,440
Office equipment                                          149,568              151,377
Production equipment                                       39,514               39,514
Leased equipment                                           83,188               83,188
Leasehold improvements                                    315,050              315,050
Vehicles                                                   12,414               12,414
Marketing displays                                         16,160               18,116
                                                     -----------------      ----------------
  Total cost                                            1,071,334            1,075,099
Less accumulated depreciation
  and amortization                                        621,662              735,270
                                                      ----------------      ---------------
  Total Property and equipment, net                   $   449,672           $  339,829
                                                      =================     ================

     Depreciation expense for the nine months ended September 30, 2003 and 2004 was $116,953 and $113,608, respectively.

7.   Intangible Assets:

     On April 21, 2004, we obtained an expansion of our existing, exclusive worldwide technology license from NCT Hearing Products, Inc., our parent company, in exchange for 9,821,429 newly issued shares of our common stock. The license covers over 50 patents, patents pending and innovations relating to active noise reduction ("ANR") and noise and echo cancellation, and with this expansion, now encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds and earplugs, as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition, the expanded license permits us to use NCT Hearing's existing brand names including NoiseBuster(R) ANR lightweight consumer audio and communications headsets, ProActive(R) ANR industrial safety earmuffs and two-way radio headsets including aviation and ClearSpeech(R) noise and echo cancellation algorithm-based products.

     The license expansion was valued at $275,000 and was added to the cost basis of the intangible assets included in our condensed balance sheet. The license expansion will be amortized over 13.75 years (the remaining life of the original license) on a straight-line basis.

8.   Accrued Expenses:

     Accrued expenses consisted of the following:

                                              December 31,      September 30,
                                                  2003              2004
                                             --------------    -----------------
Warranty expense                              $  41,687          $  29,723
Payroll and related expenses                    119,937             97,471
Vacation payable                                 12,245             18,882
Lease payable                                    16,723             12,407
Other                                             4,609             11,738
                                             --------------    ----------------
  Total Accrued expenses                      $  195,201         $ 170,221
                                             ==============    =================

9.   Due to Factor and Other Liabilities:

     Due to factor and other liabilities consisted of the following:


                                              December 31,      September 30,
                                                  2003              2004
                                             --------------    -----------------
Due to factor                                $   11,117           $  1,102
Due to NCT Hearing Products, Inc.                   -               62,773
                                             --------------    -----------------
  Total Due to factor and other liabilities  $   11,117           $ 63,875
                                             ==============    =================

     On March 26, 2001, we entered into a factoring agreement. At September 30, 2004, outstanding accounts receivable factored under this agreement were $2,000, of which $1,102 had been received by the factor under recourse provisions. Total fees incurred under this agreement amounted to $822 and $291 during the three months ended September 30, 2003 and 2004, respectively; and $3,937 and $1,054 during the nine months ended September 30, 2003 and 2004, respectively. Interest expense incurred under this agreement amounted to $212 and $163 during the three months ended September 30, 2003 and 2004, respectively; and $1,795 and $597 during the nine months ended September 30, 2003 and 2004, respectively.

     During the nine months ended September 30, 2004, NCT Hearing advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of September 30, 2004, outstanding cash advances to us from NCT Hearing under this arrangement were $62,773 (see Note 14 - Related Party Transactions). NCT Hearing is not obligated to provide any additional cash advances to us.

10. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock:

     We had two series of preferred stock outstanding as of September 30, 2004: our series A convertible preferred stock ("Series A") and our series B convertible preferred stock ("Series B"). Each share of Series A has a par value of $0.01 and a stated value of $1,000. There were 1,500 shares authorized and 50 shares issued and outstanding as of December 31, 2003 and September 30, 2004. The Series A has a mandatory conversion date of March 31, 2005. Each share of Series B has a par value of $0.01 and a stated value of $1,000. There were 500 shares authorized, issued and outstanding as of December 31, 2003. As of September 30, 2004, there were 500 shares authorized and 460 shares issued and outstanding. The Series B has a mandatory conversion date of March 31, 2006. The Series A and Series B are classified as current liabilities on our condensed balance sheet in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

     SFAS No. 150 also requires us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, effective July 1, 2003, the 4% cumulative dividend earned by holders of Series A and Series B are recorded as interest expense in our condensed statements of operations; whereas, previously they were recorded as a reduction of additional paid-in capital. The interest expense recorded for Series A and Series B for the three months ended September 30, 2004 was $504 and $4,769, respectively; and $1,501 and $14,457 for the nine months ended September 30, 2004, respectively. The interest expense recorded for Series A and Series B for each of the three and nine months ended September 30, 2003 was $504 and $5,041, respectively. The reduction of additional paid-in capital, calculated for purposes of determining net loss attributable to common stockholders, on the Series A and Series B for the nine months ended September 30, 2003 was $991 and $9,920, respectively.

     The Series A is carried on our balance sheet as of September 30, 2004 at its monetary value of $70,522, which is comprised of the fair value of the shares of $62,500, plus the cash value of the accrued dividends of $8,022. We would have to issue approximately 2.2 million shares of our common stock if settlement of the stated value of the Series A had occurred as of September 30, 2004. We have the option to settle the accrued dividends in cash or common stock. As of September 30, 2004, settlement in common stock for the accrued dividends on the Series A would require issuance of approximately 0.4 million shares of our common stock. There is no limit on the number of shares that we could be required to issue upon conversion of the Series A. No shares of the Series A were converted or exchanged during the nine months ended September 30, 2004.

     The Series B is carried on our balance sheet as of September 30, 2004 at its monetary value of $633,508, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $58,508. We would have to issue approximately 20.5 million shares of our common stock if settlement of the stated value of the Series B had occurred as of September 30, 2004. We have the option to settle the accrued dividends in cash or common stock. As of September 30, 2004, settlement in common stock for the accrued dividends on the Series B would require issuance of approximately 2.6 million shares of our common stock.

There is no limit on the number of shares that we could be required to issue upon conversion of the Series B. On April 27, 2004, 40 shares of Series B (plus applicable dividends) were converted into 2,522,042 shares of our common stock.

11.  Stockholders' Equity:

     The changes in stockholders' equity during the nine months ended September 30, 2004, were as follows:

                                              Common Stock                  Additional            Accumulated
                                       Shares             Amount          Paid-in capital           Deficit              Total
                                     -------------------------------   --------------------    ------------------    ---------------
Balance at December 31, 2003          33,200,311       $   33,200        $   18,427,668        $   (17,972,660)       $   488,208

Issuance of common stock:
   Conversion of Notes Payable        27,846,351           27,846               612,620                    -              640,466
   License Agreement Amendment         9,821,429            9,822               265,178                    -              275,000
   Conversion of Preferred Stock       2,522,042            2,522                41,866                    -               44,388
Net Loss                                     -                -                     -                 (878,586)          (878,586)
Other                                        -                -                  10,000                    -               10,000

                                     -------------------------------    -------------------    ------------------    ---------------
Balance at September 30, 2004         73,390,133       $   73,390        $   19,357,332        $   (18,851,246)       $   579,476
                                     ===============================   ====================    ==================    ===============

12.  Common Stock:

     During the nine months ended September 30, 2004, we issued 40,189,822 shares of our common stock in various transactions. On April 5, 2004, we issued 27,846,351 shares in connection with the conversion of $640,466 of outstanding notes payable due to NCT Hearing (see Note 14 - Related Party Transactions). On April 21, 2004, we issued 9,821,429 shares in connection with an expanded license we obtained from NCT Hearing (see Note 7 - Intangible Assets). On April 27, 2004, we issued 2,522,042 shares in connection with the conversion of 40 shares (plus applicable dividends) of our series B convertible preferred stock (see Note 10 - Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock).

     At September 30, 2004, we were required to reserve approximately 36.9 million shares of our common stock for issuance, including shares issuable upon exercise of outstanding options and warrants and upon conversion of our series A and series B convertible preferred stock.

13.  Business Divisions Results:

     Pro Tech is divided into the following three business divisions:

     Products: Our Products division develops and distributes communications headset products and systems into the call center, fast-food restaurant, cellular/mobile telephone and multimedia markets. This division currently offers headsets, amplifiers, hands-free telephones and multimedia accessories. The Products division recently introduced the next generation NoiseBuster active noise reduction headphone into the consumer audio market and is developing the next generation ProActive noise reduction headsets for use in industrial markets.

     Telecommunications Systems Integration: Our Telecommunications Systems Integration division sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems that provide telecommunications systems integration support to small office and large corporate call center clients.

     Call Center Operations: In 2001, we formed a Call Center Operations division to provide a full service call center to customers. In December 2001, we suspended operations in the Call Center Operations division due to poor performing contracts. After reorganizing this division, we resumed limited operations during the third quarter of 2002, and continue to develop this business.

     As of September 30, 2004, these divisions are not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Business division data is as follows:


                                                                        Division
                                                  ------------------------------------------------------
                                                                         Telecom
                                                                         Systems          Call Center
                                                     Products          Integration        Operations          Total
                                                  -----------------------------------------------------------------------
For the three months ended September 30, 2004:
---------------------------------------------
  Sales to external  customers                     $   285,951               14,356                 -       $  300,307
  Loss before other income (expense)               $  (291,484)              (2,812)            (4,096)     $ (298,392)

For the three months ended September 30, 2003:
---------------------------------------------
  Sales to external  customers                     $   287,670               35,997                972      $  324,639
  Loss before other income (expense)               $  (157,031)              (3,279)            (2,835)     $ (163,145)

For the nine months ended September 30, 2004:
--------------------------------------------
  Sales to external  customers                     $   759,943               77,178                -        $  837,121
  Loss before other income (expense)               $  (794,810)              (2,606)            (1,961)     $ (799,377)

For the nine months ended September 30, 2003:
--------------------------------------------
  Sales to external  customers                     $   848,538               86,808                972      $  936,318
  Loss before other income (expense)               $  (589,310)             (15,015)            (9,275)     $ (613,600)

14.  Related Party Transactions:

NCT Hearing and Affiliates
--------------------------

     NCT Hearing and their affiliates charge us for labor, parent company expenses and health benefits. These charges are included in NCT Hearing and affiliates charges on our condensed statements of operations. The following table summarizes the approximate charges by NCT Hearing and their affiliates during the three and nine months ended September 30, 2003 and 2004.

                      For the Three Months               For the Nine Months
                      Ended September 30,                Ended September 30,
                 -----------------------------      ----------------------------
                    2003               2004            2003               2004
                 -------------   -------------      -------------   ------------
Labor            $   26,000        $  143,000       $  107,000       $   289,000
Expenses             29,000            35,000           92,000            88,000
Health Benefits      10,000             8,000           61,000            26,000
                 -------------   -------------      -------------   ------------
                 $   65,000        $  186,000       $  260,000       $   403,000
                 =============   =============      =============   ============

     On March 29, 2004, we issued a secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2005, for $200,000 in exchange for cash advanced to us by NCT Hearing. This note was cancelled and the amount outstanding was consolidated into a new note dated June 30, 2004 (see below).

     On March 31, 2004, we issued a secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2005, for $121,387 in exchange for services provided to us by NCT Hearing and its affiliates. This note was discharged on April 5, 2004 (see below).

     On April 5, 2004, we entered into an agreement with NCT Hearing, whereby NCT Hearing converted an aggregate of $640,466 of our secured promissory notes payable into 27,846,351 shares of our common stock. NCT Hearing converted the full amount outstanding (plus accrued interest) of the December 31, 2003 and March 31, 2004 notes payable, $284,069 and $121,454, respectively. In addition, NCT Hearing converted $234,943 of the total amount outstanding of the June 30, 2003 note payable. Subsequent to the conversion, $1,324,794 remained outstanding under the June 30, 2003 note. This note was cancelled and the remaining amount outstanding was consolidated into a new note dated June 30, 2004 (see below). This transaction decreased noncurrent notes payable due to affiliates by $640,466, increased common stock by $27,846 and increased additional paid-in capital by $612,620.

     On June 30, 2004, we issued a secured promissory note to NCT Hearing, bearing interest at prime (4.75% at September 30, 2004) and due on April 1, 2006, for $1,672,666 in exchange for services provided to us by NCT Hearing and its affiliates and the consolidation of the amounts outstanding on notes dated March 29, 2004 and June 30, 2003.

     On September 17, 2004, we issued a secured promissory note to NCT Hearing, bearing interest at prime (4.75% at September 30, 2004) and due on April 1, 2006, for $35,000 in exchange for cash advanced to us by NCT Hearing.

     On September 30, 2004, we issued a secured promissory note to NCT Hearing, bearing interest at prime (4.75% at September 30, 2004) and due on October 1, 2006, for $218,617 in exchange for services provided to us by NCT Hearing and its affiliates during the three months ended September 30, 2004.

     NCT Hearing provided cash advances to us in the amount of $40,000 and $35,000 for the three-month period ended September 30, 2003 and 2004, respectively; and $257,000 and $267,000 for the nine-month period ended September 30, 2003 and 2004, respectively.

     As of December 31, 2003 and September 30, 2004, we owed an aggregate of $1,824,540 and $2,006,975, respectively, to NCT Hearing. As of September 30, 2004, $1,944,200 is included in Noncurrent notes payable and the remaining $62,773 is included in Due to factor and other liabilities (see Note 9 - Due to Factor and Other Liabilities) on our condensed balance sheet.

Other Related Party Transactions
--------------------------------

     On April 1, 2004, we assigned the rights to all outstanding amounts receivable due under a promissory note ($66,775) from Keith Larkin, a director of Pro Tech, to a stockholder who holds a promissory note issued by us. In consideration for this assignment, the stockholder agreed to apply $66,775 against our June 27, 2003 note payable to the stockholder. This transaction reduced to zero the current asset Due from officer/stockholder and reduced by $66,775 the current liability Note payable to stockholder.

     We renegotiated our June 27, 2003 note payable to stockholder, which was due on June 27, 2004. The new $62,009 note, dated June 27, 2004, represented principal of $61,621 plus accrued interest of $388 from the matured note. The new note bears interest at 8.5% and is payable in installments of $3,500 due on the last day of each month starting on June 30, 2004 through May 31, 2005, with the remaining balance due on June 27, 2005. The balance of this note outstanding as of September 30, 2004 was $49,241.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

     o our ability to generate sufficient revenues to sustain our current level of operations and to execute our business plan;
     o    our ability to obtain additional financing if and when necessary;
     o    the level of demand for our products and services;
     o    the level and intensity of competition in our industry;
     o    difficulties or delays in manufacturing;
     o our abilitiy to develop new products and the market's acceptance of these products;
     o    our ability to maintain and expand our strategic relationships;
     o    our ability to protect our intellectual property license;
     o    our ability to effectively manage our operating costs; and
     o    our ability to attract and retain key personnel.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Description of Business

     Pro Tech primarily develops and distributes communications headset products and systems into the call center, fast-food restaurant, cellular/mobile telephone and multimedia markets. We currently offer headsets, amplifiers, hands-free telephones and multimedia accessories. In September 2004, we entered the consumer audio market with our introduction of the NoiseBuster(R) NB-FX active noise reduction headphones. The NoiseBuster is a personal audio headphone that electronically reduces low frequency background noise using active noise reduction technology, while leaving speech and music clearly audible. We also have limited operations in the telecommunications systems integration and call center operations businesses.

     We plan to continue to pursue new product development. Through an expanded license from NCT Hearing Products, Inc. ("NCT Hearing"), we have access to over 50 patents as well as patents pending and other innovations and marketing rights to three award-winning brands. This expanded license enables us to address additional markets of opportunity including consumer audio, personal hearing protection, spectator racing, two-way radio communications, aviation and military. We intend to enter many of these markets through the introduction of an extensive new ProActive(R) line of active noise reduction products as well as passive products designed for higher noise settings. The first of these products is expected to be ProActive(R) safety earmuff. This earmuff will provide industrial hearing protection for use in high-noise environments by combining passive hearing protection with advanced active noise reduction technology. We expect to commercially introduce this product during the first quarter of 2005.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Net loss. Net loss for the three months ended September 30, 2004 increased approximately $138,000, or 73%, compared to the same three-month period in 2003. This increase was due to an increase of approximately $121,000 in NCT Hearing and affiliates charges and a decrease of approximately $24,000 in net sales, partially offset by a decrease of approximately $9,000 in selling, general and administrative expenses.

     Net sales. Net sales for the three months ended September 30, 2004 decreased approximately $24,000, or 7%, compared to the three months ended September 30, 2003. This decrease was due mainly to the impact of hurricanes Frances and Jeanne which caused a major disruption in normal customer shipments along with our inability to complete and invoice telecommunications system integration projects. These storms caused widespread power outages and destruction of property, and as a result, our operations were shut down for ten business days.

     Sales from our fast-food market decreased approximately $45,000 due to two factors: (1) delayed shipments representing approximately $18,000 due to the local impact of hurricanes Frances and Jeanne; and (2) the impact of market competition from Far East manufacturers which resulted in decreased purchases of our fast-food headsets. Fast-food headset units sold decreased to approximately 5,000 units for the three months ended September 30, 2004 from approximately 7,000 units during the same period in 2003.

     Telephone headset units sold increased approximately 300 units for the three months ended September 30, 2004 as compared to the same three-month period in 2003 which translated into an increase of approximately $12,000 for the three months ended September 30, 2004 compared to the same three-month period in 2003.

     For the three months ended September 30, 2004, we generated sales of approximately $27,000 from our entrance into the consumer audio market. We entered this market in September 2004 with the introduction of our NoiseBuster(R) Active Noise Reduction headphones.

     Sales for our telecommunications system integration division decreased approximately $22,000 for the three months ended September 30, 2004 compared to the same three-month period in 2003. This decrease was due to our inability to complete installations because of the severe hurricanes that hit Florida during September 2004.

     Cost of goods sold. For the three months ended September 30, 2004, cost of goods sold decreased approximately $1,000, or 1%, compared to the same three-month period in 2003. This decrease was attributable to the decrease in sales volume for telecommunication system integrations for the three months ended September 30, 2004 when compared to the same three months in 2003, partially offset by an increase in cost of good sold related to a change in the mix of headset units sold.

     Gross profit. Gross profit margin decreased to 66.1% for the three months ended September 30, 2004 from 68.3% for the three months ended September 30, 2003. This decrease was the result of a change in the mix of products sold. Fast-food headsets with higher margins accounted for approximately 67% of headset units sold for the three months ended September 30, 2004 as compared to approximately 83% for the same three months in 2003.

     Selling, general and administrative expenses. For the three months ended September 30, 2004, selling, general and administrative expenses decreased approximately $9,000, or 3%, compared to the same three-month period in 2003. This decrease was due mainly to a $17,000 decrease in payroll and related expenses.

     NCT Hearing and affiliates charges. For the three months ended September 30, 2004, NCT Hearing and affiliates charges increased approximately $121,000, or 186%, compared to the same three-month period in 2003. This increase was due mainly to the additional work performed by their engineering and marketing staff in connection with our next generation NoiseBuster headphones released in September 2004 and the anticipated release of our ProActive safety earmuff in the first quarter of 2005.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     Net loss. Net loss for the nine months ended September 30, 2004 increased approximately $203,000, or 30%, compared to the same nine-month period in 2003. This increase was due to the combination of a decrease of approximately $99,000 in net sales, an increase of approximately $143,000 in NCT Hearing and affiliates charges and an increase of approximately $15,000 in total interest expense. Partially offsetting these increases was a decrease of approximately $32,000 in selling, general and administrative expenses.

     Net sales. Net sales for the nine months ended September 30, 2004 decreased approximately $99,000, or 11%, compared to the nine months ended September 30, 2003. This decrease was primarily due to reductions in sales to our fast-food and telephone markets, partially offset by an increase related to our entrance into the consumer audio market.

     Sales from our fast-food market decreased approximately $66,000 due mainly to reduced purchases by one of our major distributors of fast-food parts. The number of units sold in the fast-food market, including both headsets and parts, decreased to approximately 21,000 units for the nine months ended September 30, 2004 from approximately 28,000 units during the same period in 2003. This decrease was primarily the result of continued market competition from Far-East manufacturers.

     Sales from our telephone market decreased approximately $58,000 for the nine months ended September 30, 2004 compared to the same nine-month period in 2003 due mainly to reduced purchases by one of our major distributors. Telephone headset purchases by this distributor decreased approximately $50,000 for the nine months ended September 30, 2004 compared to the same nine-month period in 2003.

     For the nine months ended September 30, 2004, we generated sales of approximately $27,000 from our entrance into the consumer audio market. We entered this market in September 2004 with the introduction of our NoiseBuster(R) Active Noise Reduction headphones.

     Cost of goods sold. For the nine months ended September 30, 2004, cost of goods sold decreased approximately $24,000, or 8%, compared to the same nine-month period in 2003. This decrease was due mainly to the decrease in sales volume for the first nine months of 2004 as compared to the same nine months in 2003, partially offset by an increase in costs due to a credit of $15,000 received from a vendor during the prior year nine-month period.

     Gross profit. Gross profit margin decreased to 67.9% for the nine months ended September 30, 2004 from 68.7% for the nine months ended September 30, 2003. As noted above, during the nine months ended September 30, 2003, we received a $15,000 credit from a vendor. Without this credit, the gross profit margin for the nine months ended September 30, 2003 would have been 67.1%.

     Selling, general and administrative expenses. For the nine months ended September 30, 2004, selling, general and administrative expenses decreased approximately $32,000, or 3%, compared to the same nine-month period in 2003. This decrease was due to: (1) a decrease of approximately $96,000 in payroll and related expenses; (2) a decrease of approximately $11,000 in professional fees and expenses; and (3) a decrease of approximately $24,000 in insurance expenses and miscellaneous fees. These decreases resulted from our continued costs savings through work force reductions and tighter controls over expenditures. Partially offsetting these decreases were: (1) an increase of $46,000 in consulting expenses related to investor communications and public relations; and
(2) an increase of approximately $39,000 in marketing expenses related to the introduction of our NoiseBuster headphones.

     NCT Hearing and affiliates charges. For the nine months ended September 30, 2004, NCT Hearing and affiliates charges increased approximately $143,000, or 55%, compared to the same nine-month period in 2003. This increase was due mainly to the additional work performed by their engineering staff in connection with our next generation NoiseBuster headphones released in September 2004 and the anticipated release of our ProActive safety earmuff in the first quarter of 2005.

     Interest expense. Interest expense - NCT Hearing for the nine months ended September 30, 2004 increased approximately $33,000 compared to the same period in 2003. These charges were incurred on the outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, as well as cash advances. As of September 30, 2004, the balance of the outstanding notes payable, including interest, was $1,944,200 compared to $1,573,006 as of September 30, 2003.

Liquidity and Capital Resources

     We have experienced net losses from operations since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the nine months ended September 30, 2004, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Hearing and its affiliates. We have taken steps to reduce working capital requirements, including the reduction of work force levels in all areas of product operations and the institution of tighter controls over all expenditures. As a result of the reduction in work force and continued controls over expenditures, management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts and other factors related to the uncertainties of our industry and the economy in general. Accordingly, we may be required to seek additional financing during the next 12 months. Management can give no assurance that any additional financing, including from NCT Hearing, will be available to us on commercially reasonable terms, or at all. The failure to obtain any needed financing could have a material adverse effect on us.

     At September 30, 2004, cash and cash equivalents were $47,991.

     The current ratio (current assets to current liabilities) was .61 to 1.00 at September 30, 2004, as compared to .51 to 1.00 at December 31, 2003. At September 30, 2004, our working capital deficit was $470,688 compared to a working capital deficit of $647,747 at December 31, 2003. This decrease in working capital deficit of approximately $177,000 was due mainly to: (1) an increase in accounts receivable, net of approximately $65,000; (2) an increase in prepaid inventory purchases of $24,000; and (3) a decrease in amounts due from stockholder and due to stockholder (note payable), net of approximately $27,000, during the nine months ended September 30, 2004.

     For the nine months ended September 30, 2004, net cash used in operating activities was $169,335 compared to $225,781 for the nine months ended September 30, 2003. This decrease of approximately $56,000 was due primarily to a decrease in the funds used to reduce the outstanding accounts payable, partially offset by an increase in funds used by an increase in inventories, net. For the nine months ended September 30, 2004, the outstanding accounts payable was reduced by approximately $22,000 compared to approximately $199,000 for the same period in 2003. Our inventories, net increased approximately $3,000 during the nine months ended September 30, 2004 compared to a decrease of approximately $98,000 during the same nine-month period in 2003.

     For the nine months ended September 30, 2004, net cash provided by financing activities was $200,629 compared to $225,951 for the nine months ended September 30, 2003. This decrease of approximately $25,000 was due to an increase of $35,000 in cash payments made on notes payable, partially offset by an increase of $10,000 in cash advances received from NCT Hearing during the nine months ended September 30, 2004. Cash advances totaling $267,000 were received from NCT Hearing during the nine months ended September 30, 2004 in exchange for noncurrent notes payable.

     We have no lines of credit with banks or other lending institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of September 30, 2004. In connection with the proposed release of a new product, the ProActive safety earmuff, we have been in detailed discussions with the manufacturer and anticipate incurring approximately $110,000 in tooling costs (for the mold needed for the product) payable as follows: 25% at the beginning of production, 25% with the first shipment of product and the remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing.

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

     Based upon a hypothetical 10% proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2004 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

(b) Changes in internal controls.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6.     Exhibits

     31(a) Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

                                       PRO TECH COMMUNICATIONS, INC.


                                       By:    /s/ RICHARD HENNESSEY
                                              ---------------------
                                              Richard Hennessey
                                              President


                                       By:    /s/ MARY CHRISTIAN-HEIN
                                              -----------------------
                                              Mary Christian-Hein
                                              Chief Financial Officer


Dated:  November 2, 2004