Form 10-K
period 2004-12-31
PRO TECH COMMUNICATIONS INC
filed 2005-03-29
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-K
                                  _____________

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________ to ____________

                         Commission file number: 0-28602

                          PRO TECH COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                             59-3281593
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                4492 Okeechobee Road, Fort Pierce, Florida 34947
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (772) 464-5100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). /_/ Yes /X/ No

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 was approximately $0.4 million.

Number of shares of common stock outstanding as of March 24, 2005: 73,390,133

                                Table of Contents

                                                                            Page
                                                                            ----
PART I

Item 1.    Business                                                            3
Item 2.    Properties                                                          7
Item 3.    Legal Proceedings                                                   7
Item 4.    Submission of Matters to a Vote of Security Holders                 7

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                   7
Item 6.    Selected Financial Data                                             8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         18
Item 8.    Financial Statements and Supplementary Data                        18
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               18
Item 9A.   Controls and Procedures                                            18
Item 9B.   Other Information                                                  18

PART III

Item 10.   Directors and Executive Officers of the Registrant                 19
Item 11.   Executive Compensation                                             20
Item 12.   Security Ownership of Certain Beneficial Owners and Management     22
Item 13.   Certain Relationships and Related Transactions                     23
Item 14.   Principal Accounting Fees and Services                             24

PART IV

Item 15.   Exhibits, Financial Statement Schedules                            25

Signatures                                                                   S-1

                                     PART I

     This Annual Report on Form 10-K contains  forward-looking  statements  that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report. We have included important factors in the cautionary statements included in this Annual Report, particularly in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results," that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

     "Pro Tech" (which may be referred to as "we," "us," or "our") means Pro Tech Communications, Inc.

     All trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

ITEM 1.   BUSINESS

General

     Pro Tech Communications, Inc. develops, manufactures and distributes headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Our products include:

     o    Apollo headsets and amplifiers for use in contact centers;

     o    ProCom headsets for use in quick-service restaurants; and

     o    NoiseBuster active noise reduction consumer audio headphones.

     We were incorporated in Florida in 1994. Our principal executive offices are located at 4492 Okeechobee Road, Fort Pierce, Florida 34947, our telephone number is (772) 464-5100 and our Internet address is www.protechcommunications.com. The information on our Internet website is not incorporated into this Annual Report. We are a majority-owned, indirect subsidiary of NCT Group, Inc., a publicly traded company that designs products and develops and licenses technologies based upon its portfolio of patents and related rights and extensive know-how and non-patented technologies.

Operations

     Currently, we operate our business through two divisions: products and telecommunications systems integration. Formerly, we also operated a call center business division. Please see Note 15 to the Notes to Financial Statements contained elsewhere in this Annual Report for additional information regarding our business divisions. All of our operations are predominantly within North America.

Products

     Our products division develops, manufactures and distributes headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. In September 2004, we introduced the next generation NoiseBuster active noise reduction headphone into the consumer audio market.

     We intend to continue to pursue new product development. Under a license agreement with our parent company, NCT Hearing Products, Inc., we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. Though a recent expansion of this license, we now have the ability to address additional markets of opportunity, including personal hearing protection, spectator racing, two-way radio communications, aviation and military. We intend to enter many of these markets through the introduction of an extensive new ProActive line of active noise reduction products as well as passive products designed for higher noise settings. The first of these products is expected to be ProActive safety earmuff. This earmuff will provide industrial hearing protection for use in high-noise environments by combining passive hearing protection with advanced active noise reduction technology. We expect to commercially introduce this product during the first half of 2005.

Headsets

     Our headsets include the following products:

     o Apollo: Advanced, lightweight headsets designed for use by telephone users in contact centers and other dynamic business environments;

     o Apollo Freedom: Headsets designed to plug directly into phones with built-in amplifiers;

     o Trinity: Closed back headsets designed for use in loud environments, such as very noisy contact centers; and

     o ProCom: Highly durable, lightweight headsets designed for use in drive-through quick service restaurants.

Amplifiers

     Our amplifiers include the following products:

     o Apollo: Multimedia amplifier engineered for simultaneous use of the telephone and multimedia applications, including computer training, Voice over Internet Protocol and voice recognition programs;

     o A-10: Multi-line amplifier designed for small office and home office use that has been engineered to work with over 90% of all existing phone systems in the world; and

     o A-27: Amplifier designed for automatic control distributors or phone systems that use the standard PJ-237 2-prong plug as their interface.

Headphones

     Our headphone product is the NoiseBuster personal active noise reduction headphones that reduces low frequency background noise electronically using active noise reduction technology, while leaving speech and music clearly audible.

Hearing Protection

     Our hearing protection products currently under development are the ProActive active noise reduction industrial hearing protection earmuffs and closed back communications headsets that are designed for use in higher-noise environments consisting largely of low-frequency noise that cannot easily be reduced with passive methods. Low frequency noise often masks the intelligibility of speech and warning signals, which can be hazardous.

Telecommunications Systems Integration

     Our telecommunications systems integration division sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems that provide telecommunications systems integration support to small office and large corporate call center clients.

Technology and Proprietary Information

     Under a license agreement with our parent company, NCT Hearing, we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. These technologies are instrumental in improving the clarity of communications delivered by many of our products.

     Active Noise Reduction. Active noise reduction technology minimizes low frequency acoustical noise, or rumbling sounds. Active noise reduction electronically couples a sound wave with its exact mirror image wave, called anti-noise, resulting in a significant reduction of the offensive noise before it reaches the user's ears. This technology is particularly effective against low frequency noise, such as noise generated by computer fans, HVAC systems and motor or engine-driven equipment. Reduction of this type of noise is especially important for intelligible communications.

     Noise and Echo Cancellation. Our technology license from NCT Hearing includes the ClearSpeech suite of algorithms designed to remove background noise and echo from a speech signal. This technology improves communications clarity and intelligibility. The ClearSpeech Adaptive Speech Filter noise cancellation algorithm removes up to 95% of stationary, or constant, noise from a signal containing noise and speech. The ClearSpeech Acoustic Echo Cancellation is an algorithm designed to continuously and adaptively remove acoustic echo from speech. Acoustic echoes are produced by the open-air acoustic path between the loudspeaker and the microphone in hands-free full-duplex communication systems. By continuously tracking changes in this acoustic path, the acoustic echo cancellation effectively eliminates the echo, improving the clarity of the communication system.

     We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and elsewhere as well as confidentiality procedures and contractual provisions to protect our proprietary information, including information licensed to us by NCT Hearing. We also enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our consultants and other third parties.

Marketing and Sales

     We market and sell our products primarily through direct sales. We also supplement the sales efforts of our employees through the use of electronic commerce, independent sales representatives and strategic marketing agreements. Our marketing and sales efforts are currently focused on the sale of our headset products to the commercial headset market, including quick service restaurant companies and franchisees, contact centers and other large quantity users of commercial headset systems. For example, we have an agreement with the McDonald's Corporation that allows us to sell our products on a non-exclusive basis to McDonald's franchisees and company-owned restaurants. As of December 31, 2004, we had an internal sales and marketing force of four employees, in addition to some of our executive officers and directors who also participate in our direct sales efforts.

Competition

     The lightweight telephone and commercial audio headset industries are highly competitive and dominated by a few manufacturers. The primary competitors for our lightweight telephone headsets are Plantronics and GN Netcom. In addition, in the lightweight telephone headset market, we may face indirect competition from companies offering interactive voice response systems that eliminate or reduce the need for human operators for certain applications, such as account balance inquiries and airline flight information. The primary competitors for our NoiseBuster headphones are Bose and Sony. The primary competitors for our pending ProActive earmuff are expected to be Aearo and Bacou.

     Our current competitors and many of our potential competitors are well-established companies that have substantially greater financial, technical, production, sales and marketing, and product development resources than we do. We believe that the competitive advantages for our products and services include high performance resulting from our proprietary technology, superior design and construction, and low cost, but that our competitive disadvantages include limited name recognition, limited marketing and distribution resources and long production lead times.

Manufacturing

     Our manufacturing operations currently consist of assembly and testing, all of which occurs at our Fort Pierce, Florida facilities. We purchase the majority of our components for our products from several suppliers in Asia, who build each component based on our specifications. The majority of our components and subassemblies used in our manufacturing operations are obtained, or are reasonably available from multiple suppliers currently under contract. We procure materials to meet forecasted customer requirements. We maintain minimum levels of finished goods based on market demand in addition to inventories of work in progress, subassemblies and components. However, our management believes that the assembly of our products by third parties will be cost effective to our future operations. Therefore, we intend to discontinue the majority of our assembly and testing operations at our Fort Pierce, Florida facilities during 2005.

Environmental Matters

     We are subject to various federal, state and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations and that our compliance with these laws and regulations does not have a material effect on our capital expenditures, earnings or competitive position.

Backlog

     Our backlog of unfilled orders was approximately $44,000 on each of December 31, 2004 and December 31, 2003. We do not believe that our backlog as of any particular date is indicative of actual sales for any future period, and therefore should not be used as an indication of future revenue.

Employees

     As of December 31, 2004, we had eight full-time and six part-time employees, including five employees in administration and shipping, four in sales and marketing and five in assembly and production. None of our employees is covered by a collective bargaining agreement. We believe our employee relationships are good.

Available Information

     We file reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at Judiciary Plaza Building, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

     We maintain an Internet website at www.protechcommunications.com. Our periodic reports filed with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 reports) are available free of charge on our Investor Information website at www.protechcommunications.com/ptcinvest as soon as reasonably practicable after these reports are electronically filed with the SEC. The information posted on our website is not incorporated into this Annual Report.

ITEM 2.   PROPERTIES

     Our principal executive, sales and manufacturing facilities are located in Fort Pierce, Florida where we lease approximately 13,000 square feet pursuant to a lease that expires in February 2006. We believe these facilities provide us with adequate space for the near term consistent with our current business plans.

ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "PCTU." The following table sets forth the high and low sales prices of our common stock, as reported on the NASD OTC Bulletin Board, for each of the periods listed.

                                  2003                      2004
                          ----------------------    ----------------------
                           High          Low          High         Low
                          --------     ---------    ---------    ---------
     1st Quarter          $0.015        $0.005       $0.050       $0.013
     2nd Quarter          $0.018        $0.007       $0.150       $0.022
     3rd Quarter          $0.015        $0.008       $0.055       $0.013
     4th Quarter          $0.018        $0.009       $0.090       $0.025

     As of February 28, 2005, we had 61 holders of record of our common stock representing approximately 500 beneficial owners.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our board of directors will have discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. In addition, provisions of our series A and B convertible preferred stock restrict our ability to pay cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from our historical financial statements and should be read in conjunction with our financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Annual Report.

                                                   For the Year  For the Two                        For the Year
                                                      Ended     Months Ended                           Ended
                                                   October 31,   December 31,                       December 31,
                                                   ------------ ------------  -----------------------------------------------------
                                                       2000         2000          2001          2002         2003          2004
                                                   ------------ ------------  ------------ ------------- ------------  -------------
STATEMENTS OF OPERATIONS DATA:

Net sales                                          $ 1,562,484  $   307,902   $ 2,175,306  $  1,648,949  $ 1,178,535   $  1,194,756

Cost of goods sold                                     623,555      129,378       920,127       774,316      364,413        518,340
                                                   ------------ ------------  ------------ ------------- ------------  -------------

      Gross profit                                     938,929      178,524     1,255,179       874,633      814,122        676,416

Selling, general and administrative                  1,275,290      545,586     3,655,711     2,703,425    1,694,363      1,946,990
Impairment charge on intangible assets                     -            -             -      11,500,000          -              -
Provision for doubtful accounts                          7,990        1,574         9,958        29,800        6,591         14,621
                                                   ------------ ------------  ------------ ------------- ------------  -------------

      Loss from operations                            (344,351)    (368,636)   (2,410,490)  (13,358,592)    (886,832)    (1,285,195)
Other income (expense):
  Interest income (expense), net                       (31,715)      (8,713)      (20,262)      (51,290)     (90,966)      (115,356)
  Miscellaneous income                                   1,726        1,029         4,305         5,004        3,352         10,396
  Loss on disposal of fixed assets                         -            -          (2,945)          -            -              -
                                                   ------------ ------------  ------------ ------------- ------------  -------------

      Net loss                                        (374,340)    (376,320)   (2,429,392)  (13,404,878)    (974,446)    (1,390,155)
Less:
Preferred stock beneficial conversion                3,569,000          -          79,190        45,810            -            -
Preferred stock embedded dividend                      375,000          -          62,661           -              -            -
Dividend accretion on preferred stock                    5,425       10,027        24,085        22,000        10,911           -
                                                   ------------ ------------  ------------ ------------- ------------  -------------

      Net loss attributable to common
           stockholders - as previously reported    (4,323,765)    (386,347)   (2,595,328)  (13,472,688)     (985,357)   (1,390,155)

Adjustment of beneficial conversion (1)              2,444,000          -             -             -             -             -
                                                   ------------ ------------  ------------ ------------- ------------  -------------

      Net loss attributable to common
           stockholders - as adjusted              $(1,879,765) $  (386,347)  $(2,595,328) $(13,472,688)  $  (985,357) $ (1,390,155)
                                                   ============ ============  ============ ============= ============  =============

Basic and diluted net loss per share attributable
  to common stockholders - as previously reported        (0.57)       (0.01)        (0.08)        (0.41)        (0.03)        (0.02)

Adjustment of beneficial conversion (1)                   0.32          -             -             -             -             -
                                                   ------------ ------------  ------------ ------------- ------------  -------------

Basic and diluted net loss per share attributable
  to common stockholders - as adjusted             $     (0.25) $     (0.01)  $     (0.08) $      (0.41)  $     (0.03) $      (0.02)
                                                   ============ ============  ============ ============= ============  =============

 Weighted average number
       of common shares outstanding (2)              7,537,855   28,248,438    32,281,034    33,200,311    33,200,311    62,377,398
                                                   ============ ============  ============ ============= ============  =============


                                                   October 31,                               December 31,
                                                   ------------ --------------------------------------------------------------------
                                                       2000         2000          2001          2002         2003          2004
                                                   ------------ ------------  ------------ ------------- ------------  -------------
BALANCE SHEET DATA:
 Total assets                                      $18,652,665  $18,264,130   $17,184,920  $  4,163,492  $  3,673,036  $  3,499,047
 Total current liabilities                             662,956      651,313     1,541,386       866,537     1,334,879     1,212,614
 Long-term debt                                          3,687        3,115        44,632     1,102,931     1,849,949     2,218,526
 Accumulated deficit                                  (787,624)  (1,163,944)   (3,593,336)  (16,998,214)  (17,972,660)  (19,362,815)
 Stockholders' equity (3)                           17,986,022   17,609,702    14,965,464     1,540,586       488,208        67,907
 Working capital/(deficit)                           1,419,819    1,205,686      (320,525)      (19,543)     (647,747)     (630,388)

(1) Adjustment to reflect the allocation of proceeds to multiple equity instruments (series A preferred stock and warrants) and to adjust the beneficial conversion feature.
(2) Excludes shares issuable upon the exercise or conversion of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.
(3)  We have never declared nor paid cash dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We develop, manufacture and distribute headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Our products include:

     o    Apollo headsets and amplifiers for use in contact centers;

     o    ProCom headsets for use in quick-service restaurants; and

     o    NoiseBuster active noise reduction consumer audio headphones.

     We intend to continue to pursue new product development. Under a license agreement with our parent company, NCT Hearing, we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. Though a recent expansion of this license, we now have the ability to address additional markets of opportunity including personal hearing protection, spectator racing, two-way radio communications, aviation and military. We intend to enter many of these markets through the introduction of an extensive new ProActive line of active noise reduction products as well as passive products designed for higher noise settings.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition

     We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured. We generally have no obligations to customers after the date that product is shipped other than for warranty obligations. Returns and customer credits are infrequent and recorded as a reduction to sales. Discounts from list prices are recorded as a reduction to sales at the time of sale. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

     We record impairment losses on long-lived assets and identifiable intangible assets used in operations when events and circumstances indicate the assets might be impaired or the remaining useful life has changed and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of the impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values. In order to evaluate potential impairment as required by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we estimate future cash flows based upon assumptions for projected future operating results, projected future capital expenditures and other material factors that may affect the continuity or the usefulness of the asset. The carrying amount of intangible assets at December 31, 2004 and 2003 was approximately $2,610,000 and $2,530,000, respectively.

Inventory and Reserves for Excess and Obsolescence

     We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost. This estimate is based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required. If inventory is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold, which will result in improved margins in the period in which the product is sold. The inventory reserve at December 31, 2004 and 2003 was approximately $119,000 and $5,000, respectively.

Product Warranties

     Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts for any significant increase in material and workmanship defects rates, which in turn could have a material adverse impact on our operating results. The accrual for product warranties at December 31, 2004 and 2003 was $28,000 and $42,000, respectively.

     A summary of our significant  accounting  policies can be found in Notes to
Financial  Statements:   Note  1  -  Organization  and  Summary  of  Significant
Accounting Policies.

Recently Issued Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred for us beginning January 1, 2006. We are evaluating the impact of this standard on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principals Board Opinion 25, "Accounting for Stock Issued to Employees." It requires that the compensation cost of share-based payment transactions be recognized in financial statements based upon the fair value of the equity or liability instruments issued. This statement is effective for us beginning July 1, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for us beginning July 1, 2005. We believe the adoption of SFAS 153 will not have an impact on our results of operations or financial position.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net loss. Net loss for the year ended December 31, 2004 increased approximately $416,000, or 43%, compared to the year ended December 31, 2003. This increase was due to an increase of approximately $154,000 in cost of goods sold and an increase of approximately $245,000 in NCT Hearing and affiliates charges.

     Net sales. Net sales for the year ended December 31, 2004 increased approximately $16,000, or 1%, compared to the year ended December 31, 2003. This increase was primarily due to an increase related to our entrance into the consumer audio market, partially offset by reductions in sales to our fast-food and telephone markets.

     Sales from our fast-food market decreased approximately $57,000 for the year ended December 31, 2004 compared to 2003 due mainly to reduced purchases by one of our major distributors of fast-food parts. The number of units sold in the fast-food market, including both headsets and parts, decreased to approximately 29,000 units for the year ended December 31, 2004 from approximately 36,000 units during 2003. This decrease was primarily the result of continued market competition from Far-East headset manufacturers and increased industry use of equipment maintenance support contractors who provide a wide range of restaurant equipment, thereby eliminating the need for owners and franchisees to purchase headset products from individual manufacturers. We expect that sales from our fast-food markets will continue to decline in future periods as a result of these factors.

     Sales from our telephone market decreased approximately $21,000 for the year ended December 31, 2004 compared to 2003 due mainly to reduced purchases by one of our major distributors. Telephone headset purchases by this distributor decreased approximately $27,000 for the year ended December 31, 2004 compared to 2003.

     For the year ended December 31, 2004, we generated sales of approximately $87,000 from our entrance into the consumer audio market. We entered this market in September 2004 with the introduction of our NoiseBuster Active Noise Reduction headphones.

     Cost of goods sold. For the year ended December 31, 2004, cost of goods sold increased approximately $154,000, or 42%, compared to 2003. This increase was due mainly to an increase of $114,000 in the inventory reserve for the year ended December 31, 2004 as compared to 2003. We increased our inventory reserve in December 2004 as part of the implementation of our strategy to reduce future costs by using third parties to assemble our high volume products.

     Gross profit. Gross profit margin decreased to 56.6% for the year ended December 31, 2004 from 69.1% for the year ended December 31, 2003. In December 2004, we increased our inventory reserve by approximately $114,000 as discussed above. Without this increase, the gross profit margin for the year ended December 31, 2004 would have been 66.1%. During the year ended December 31, 2003, we received a $15,000 credit from a vendor. Without this credit, the gross profit margin for the year ended December 31, 2003 would have been 67.8%.

     Selling, general and administrative expenses. For the year ended December 31, 2004, selling, general and administrative expenses increased approximately $4,000, or 1%, compared to 2003. This increase was due to: (1) an increase of approximately $52,000 in consulting expenses related to investor communications and public relations; (2) an increase of approximately $47,000 in professional services and (3) an increase of approximately $60,000 in marketing expenses related to the introduction of our NoiseBuster headphones. Substantially offsetting these increases were: (1) a decrease of approximately $88,000 in payroll and related expenses, (2) a decrease of approximately $37,000 in insurance expenses and miscellaneous fees and (3) a decrease of approximately $32,000 in health insurance and claims expenses. These decreases resulted from our continued costs savings through work force reductions and tighter controls over expenditures.

     NCT Hearing and affiliates charges. For the year ended December 31, 2004, NCT Hearing and affiliates charges increased approximately $245,000, or 78%, compared to 2003. This increase was due mainly to the additional work performed by their engineering staff in connection with our next generation NoiseBuster headphones released in September 2004 and the anticipated release of our ProActive safety earmuff in the second quarter of 2005.

     Interest expense. Interest expense for the year ended December 31, 2004 increased approximately $22,000 compared to 2003. Interest expense - NCT Hearing comprised $20,000 of the increase. These charges were incurred on the outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, as well as cash advances. As of December 31, 2004, the balance of these outstanding noncurrent notes payable, including interest, was $2,207,255 compared to $1,824,520 as of December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net loss. Net loss for the year ended December 31, 2003 decreased approximately $12,430,000, or 93%, compared to the year ended December 31, 2002. This decrease was due mainly to the recognition of an $11,500,000 intangible assets impairment charge in 2002 as well as a reduction of approximately $254,000 in selling, general and administrative expenses and a reduction of approximately $756,000 in depreciation and amortization expense during 2003.

     Net sales. Net sales for the year ended December 31, 2003 decreased approximately $470,000, or 29%, compared to the year ended December 31, 2002. Pro Tech continued the sale of products through distributors, augmenting these sales with direct sales from our own outbound telemarketing operation. During the year ended December 31, 2003, we sold approximately 35,800 headsets and headset related products, as compared to approximately 60,500 during the same period 2002, a 41% decrease.

     Sales from our fast-food market decreased approximately $313,000, or 28%, in 2003 as compared to 2002. Net unit sales of fast-food headsets decreased 51% due mainly to reduced purchases by three of our major distributors. This decrease was primarily the result of slowed demand from their customer base.

     Sales from our radio market decreased approximately $100,000, or 97%, in 2003 compared to 2002. After evaluating the revenue and costs of this market, we determined that it was not profitable for us and decided to exit this market during 2002.

     Sales from our telephone market remained approximately the same in 2003 compared to 2002. We faced delays in introduction of new products for this market due to a lack of working capital.

     Cost of goods sold. Cost of goods sold for the year ended December 31, 2003 decreased approximately $410,000, or 53%, compared to 2002. This decrease was due mainly to the decrease in sales volume for 2003. In addition, replacement of headsets in connection with a component failure that we experienced during the second quarter of 2001 was completed as of September 30, 2002. The number of units replaced through warranty during the year ended December 31, 2003 decreased by approximately 7,300 compared to 2002, representing approximately $54,000 in costs. Although these component failures had been corrected, we continued to honor the warranty associated with these headsets and repaired or replaced the headsets for customers as needed. Also contributing to the decrease in cost of goods sold was a $15,000 credit from a vendor in settlement of disputed charges from prior years.

     Gross profit. Gross profit margin percent increased to 69.1% for the year ended December 31, 2003 from 53.0% for the year ended December 31, 2002. This increase was a result of: (1) a favorable change in the mix of customers; (2) a decrease in the expenses incurred to honor warranty replacements; and (3) a $15,000 credit from a vendor, mentioned above. The change in the mix of customers resulted from the decrease in sales to our three major distributors. These distributors purchased in large quantities and, therefore, were given discounted prices resulting in lower profit margins. The decrease in expenses related to warranty is a result of fewer headsets being replaced in connection with the component failure mentioned above.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 decreased approximately $254,000, or 20%, compared to the year ended December 31, 2002. Starting in 2002 and continuing throughout 2003, we implemented cost savings to reduce selling, general and administrative expenses. These cost savings included a reduction of work force in all areas of the products operations and tighter controls over expenditures. The decrease in expenses was due mainly to a decrease of approximately $292,000 in payroll and related expenses comprised mainly of a $133,000 decrease in health benefit expenses and a $121,000 decrease in payroll and payroll taxes reflecting workforce reductions.

     We did not have an impairment charge on intangible assets for the year ended December 31, 2003 as compared to a charge of $11,500,000 for the year ended December 31, 2002. We are required to test the recoverability of our long-lived assets (which include our intangible assets) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We tested the recoverability of the intangible assets as of December 31, 2003 and determined that the carrying amount of such assets were less than their fair value. No impairment charge was necessary for the year ended December 31, 2003.

     Interest expense. Interest expense - NCT Hearing for the year ended December 31, 2003 increased approximately $35,000, or 168%, compared to 2002. These charges were incurred on the outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, as well as cash advances. As of December 31, 2003, the balance of the outstanding notes payable, including interest, was $1,824,540, as compared to $1,064,703 as of December 31, 2002.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the year ended December 31, 2004, we funded working capital requirements with continued use of our short-term factoring arrangement and advances from NCT Hearing and its affiliates. In addition, NCT Hearing and its affiliates paid expenses on our behalf, which were allocated to us. We continue to closely monitor all our expenditures. We received approximately $115,000 in advances during the first quarter 2005 from NCT Hearing to assist us in funding our working capital needs during 2005. Management believes we will have sufficient funds to meet our estimated anticipated working capital requirements through December 31, 2005. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts and other factors related to the uncertainties of our industry and the economy in general. Accordingly, we may be required to seek additional financing during the next 12 months. Management can give no assurance that any additional financing, including from NCT Hearing, will be available to us on commercially reasonable terms, or at all. The failure to obtain any needed financing could have a material adverse effect on us.

     On April 5, 2004, NCT Hearing converted an aggregate of $640,466 of our outstanding noncurrent secured promissory notes payable into 27,846,351 shares of our common stock.

     On June 27, 2004, we negotiated the rollover of our $62,009 outstanding note payable to Westek Electronics, a stockholder, into a note payable bearing interest at 8.5% and payable in monthly installments of $3,500 with the remaining balance maturing on June 27, 2005.

     At December 31, 2004, cash and cash equivalents were $59,097.

     The current ratio (current assets to current liabilities) was 0.48 to 1.00 at December 31, 2004, as compared to 0.51 to 1.00 at December 31, 2003. We had a working capital deficit of $636,388 at December 31, 2004 compared to a deficit of $647,747 at December 31, 2003. This $11,000 decrease in working capital deficit was due mainly to a decrease in our notes payable to stockholder of approximately $102,000 and a decrease in accounts payable of approximately $73,000. Offsetting these decreases in current liabilities was a decrease in net inventories of approximately $150,000.

     Cash flows used in operating activities were approximately $177,000 during the year ended December 31, 2004. This use of funds was driven primarily by the 2004 generated net loss of approximately $1,390,000 and the decrease of approximately $73,000 in accounts payable. These uses of funds were offset by depreciation and amortization expense of approximately $342,000 and an approximate $814,000 increase in notes payable for services received and an increase in provision for obsolete inventories of approximately $114,000.

     The net cash provided by financing activities was approximately $219,000 during the year ended December 31, 2004, due mainly to approximately $267,000 in net cash received from NCT Hearing and its affiliates, offset by payments made on notes payable and capital lease obligations.

     We have no lines of credit with banks or other lending institutions.

Capital Expenditures

     There were no material commitments for capital expenditures as of December 31, 2004, and no material commitments are anticipated in the near future. In connection with the proposed release of a new product, the ProActive safety earmuff, we have been in detailed discussions with the manufacturer and anticipate incurring approximately $110,000 in tooling costs (for the mold needed for the product) payable as follows: 25% at the beginning of production, 25% with the first shipment of product and the remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing.

Contractual Obligations

     The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                  Payments due by period
                                -----------------------------------------------------------------
                                                                                         More
                                               Less than                                than 5
Contractual Obligations             Total        1 year      1-3 years     3-5 years     years
                                ------------  ------------  ------------  -----------  ----------
Long-Term Debt                   $    4,076    $    2,646    $    1,430    $      -     $     -
Related Party Long-Term Debt      2,207,255           -       2,207,255           -           -
Capital Leases                       23,474        13,109        10,365           -           -
Operating Leases                    112,747        96,563        16,184           -           -
Purchase Obligations                110,000       110,000           -             -           -
                                ------------  ------------  ------------  -----------  ----------
     Total                       $2,457,552    $  222,318    $2,235,234    $      -     $     -
                                ============  ============  ============  ===========  ==========

Off-Balance Sheet Arrangements

     As  of  December  31,  2004,  we  did  not  have  any   off-balance   sheet
arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Factors Affecting Our Business and Prospects

     There are many factors that affect our business and our operating results, some of which are beyond our control. The following discussion describes some of the important factors that may cause our actual results in future periods to differ materially from those currently expected or desired.

     We have incurred substantial losses since our inception and we expect to have a continuing need for additional financing.

     We have incurred substantial losses from operations since our inception, including operating losses of $13,404,878, $974,446 and $1,390,155 for the years ended December 31, 2002, 2003 and 2004, respectively, and we had an accumulated deficit of $19,362,815 at December 31, 2004. We expect that we will continue at a loss until, at the earliest, we generate sufficient revenue to offset the cost of our operations. Our future revenue levels and potential profitability depend on many factors, including the demand for our existing products and services, our ability to develop and sell new products and services and our ability to control costs. We can give no assurance that we will experience any significant revenue growth or that we will ever achieve profitability. Even if we do achieve profitability for a fiscal year, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

     We believe that we will have sufficient funds to meet anticipated working capital requirements for the next twelve months. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts and other factors related to the uncertainties of our industry and the economy in general. In the event that our operations do not generate sufficient cash, we could be required to reduce our level of operations while attempting to raise additional working capital. We can give no assurance that additional financing, including funding from NCT Hearing, will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of business opportunities, develop or enhance products or services or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict our operations.

     We depend on the development of our businesses in the consumer audio and industrial safety markets and we could be materially adversely affected if these businesses do not develop as we expect.

     While the contact center and quick service restaurant markets are still a substantial portion of our business, we believe that our future prospects will depend in large part on the growth in demand for our NoiseBuster consumer audio headphones and our pending ProActive industrial hearing protection products. We do not have extensive experience in selling products to customers in the consumer audio and industrial safety markets. If we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for these products and on our business, financial condition, operating results and cash flows.

     If we are unable to match production to demand, we will be at risk of losing business or our gross margins could be materially adversely affected.

     The demand for our products is dependent on many factors and this demand is inherently difficult to forecast. We have experienced sharp fluctuations in demand for many of our products. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

     o If forecasted demand does not develop, we could have excess inventory and excess capacity. Over forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.
     o If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of components and subassemblies, and are experiencing greater dependencies on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.
     o Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies, increased expenditures for freight to expedite delivery of required materials and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

     Any of the foregoing problems could materially adversely affect our business, financial condition and operating results.

     The failure of our suppliers to provide quality components or products in a timely manner could adversely affect our results.

     Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of components, subassemblies and products from our suppliers. We buy components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality and availability of these goods are essential to the successful production and sale of our products. Obtaining components, subassemblies and finished products entails various risks, including the following:

     o We obtain certain subassemblies, components and products from single suppliers and alternate sources for these items are not readily available. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and operating results.

     o Prices of components, subassemblies and finished products may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and operating results.
     o Due to the lead times required to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. Failure in the future to match the timing of purchases of subassemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and operating results.
     o Most of our suppliers are not obligated to continue to provide us with components and subassemblies. Rather, we buy most components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those components and subassemblies. This would materially adversely affect our business, financial condition and operating results.

     We face significant competition from well-established companies.

     We face formidable competition in each of the markets in which we operate. Many of these companies have substantially greater management, technical, financial, marketing and product development resources than we do. In addition, many of our competitors have substantially greater name recognition and shorter production and distribution lead times than we do. For example, our lightweight telephone headsets face substantial competition from Plantronics and GN Netcom, our NoiseBuster headphones compete with products offered by Bose and Sony and our pending ProActive earmuffs are expected to compete with earmuffs offered by Aearo and Bacou. While we believe that the quality of our products and services equals or exceeds those of our competitors, we can give no assurance that we will be able to compete effectively against these companies.

     Our success depends upon our ability to develop new products and to enhance our existing products.

     The markets in which we participate are characterized by rapid technological advances, evolving standards, changing customer needs and frequent new product introductions and enhancements. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve our existing products, and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to meet changes in the marketplace, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy our products and our business and operating results will be adversely affected. If our enhancements to existing products do not deliver the functionality that our customers demand, our business and operating results will be adversely affected. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues.

     We may not be able to protect our intellectual property.

     We  rely  on  a   combination   of  patent,   trademark,   trade   secrets,
confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by or licensed to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

     Our business may be harmed if we are found to have infringed intellectual property rights of third parties.

     Third parties may assert claims against us alleging that we have infringed their intellectual property rights. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of the litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. Also, defending these claims may be expensive and divert the time and efforts of our management.

     Changes in regulatory requirements may adversely impact our operating results or reduce our ability to generate revenues if we are unable to comply.

     Many of our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products, reducing their marketability.

     While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are working toward evaluating our internal control systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and public accountant attestation requirements of Section 404 of the
Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of
Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by the SEC. Any such action could adversely affect our financial results.

     Our stock price may be volatile and your investment could lose value.

     Historically, the market price of our common stock has been volatile. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

     o    quarterly variations in our operating results;
     o announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
     o our ability to develop and market new and enhanced products on a timely basis;
     o    concerns about our liquidity; and
     o general trends involving the economy or OTC Bulletin Board traded companies.

     In addition, the stock market in general, and the market for technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These market and industry factors may seriously affect the market price of our common stock regardless of our actual operating performance.

     Trading in our common stock is subject to the SEC's penny stock rules.

     Trading in our common stock is currently subject to the requirements of the "penny stock" rules of the SEC. The penny stock rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers or accredited investors. For example, the broker must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The rules also require that the broker:

     o deliver to purchasers, prior to any penny stock transaction, a disclosure schedule explaining the penny stock market and the risks involved in investing in penny stocks;
     o disclose the broker's commissions and current quotations for the penny stock;
     o disclose whether the broker is the sole market maker for the penny stock and, if so, the broker's presumed control over the market; and
     o send monthly statements disclosing recent price information for the penny stocks held in the customer's account and information on the limited market in penny stocks.

     These additional burdens may discourage brokers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of stockholders to sell our common stock in the market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposures include fluctuations in interest rates. We are exposed to short-term interest rate risk on certain debt obligations and trade accounts receivable sales. We do not use derivative financial instruments to hedge cash flows for these obligations. In the normal course of business, we employ established policies and procedures to manage these risks.

     Based upon a hypothetical 10% proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors as of February 28, 2005.

  Name                           Age    Position
  ----                           ---    --------

  Richard Hennessey               45    President, Chief Operating Officer and
                                        Director
  Mary Christian-Hein             43    Senior Vice President, Chief Financial
                                        Officer and Treasurer
  Irene Lebovics                  52    Chairman of the Board
  Keith Larkin                    81    Director
  Michael J. Parrella             57    Director
  Cy E. Hammond                   50    Director
  Mark Melnick                    46    Secretary

     No family relationships exist among any of our executive officers or directors.

     Richard Hennessey has served as our President and Chief Operating Officer since February 1999 and as a director since August 1998. He also served as our Secretary from August 1998 to January 2002. Mr. Hennessey previously served as our Vice President of Marketing from June 1996 to February 1999 and as our Director of Marketing from August 1995 to June 1996.

     Mary Christian-Hein has served as our Senior Vice President, Chief Financial Officer and Treasurer since September 2004. She previously served as Assistant Controller of NCT Group, our ultimate parent company, from May 2001 to September 2004. From 1991 to 2001, Ms. Christian-Hein held various accounting and finance positions with Warrantech Corporation, an independent provider of service contracts and after-market warranties, including Director of Reporting and Compliance, from 1996 to 2001.

     Irene Lebovics has served as our Chairman of the Board since November 2003 and as a director since September 2000. She has also served as NCT Group's President since April 2000 and as a member of its board of directors since April 2001. Ms. Lebovics previously served as NCT Group's Executive Vice President from February 1999 to April 2000, its Secretary from February 1999 until September 2001, a Senior Vice President from January 1993 to February 1999 and as a Vice President from July 1989 to January 1993.

     Keith Larkin is our founder and has served as a director since our incorporation in 1994. He previously served as our Chairman of the Board from 1994 to November 2003, our Chief Executive Officer and Treasurer from 1994 to February 2002 and as our President from 1994 to February 1999. Mr. Larkin is also the founder of Plantronics, the current industry leader in lightweight telephone headsets.

     Michael J. Parrella has served as a director since September 2000. He has also served as NCT Group's Chief Executive Officer since August 1995, as its Chairman of the Board since April 2000 and as a member of its board of directors since 1986. Mr. Parrella previously served as NCT Group's President from August 1995 to April 2000, its Executive Vice President from November 1994 to July 1995 and as its President and Chief Operating Officer from February 1988 to November 1994.

     Cy E. Hammond has served as a director since September 2000. He has also served as NCT Group's Senior Vice President, Chief Financial Officer and Treasurer since January 1996 and as a member of its board of directors since March 2004. Mr. Hammond previously served as a Vice President of NCT Group from February 1994 to January 1996 and as Controller from January 1990 to January 1994.

     Mark Melnick has served as our Secretary since January 2002. He has also served as a Senior Vice President of NCT Group since October 2004 and as its General Counsel and Secretary since September 2001. He also served as a Vice President of NCT Group from September 2001 to September 2004. Prior to joining NCT Group, Mr. Melnick served as Counsel, Senior Counsel and then Assistant General Counsel of CBS Cable and its predecessor-in-interest, Group W Satellite Communications (a division of Westinghouse Broadcasting Co.), in the cable television field, from 1989 to 2000.

Audit Committee Functions

     Our board of directors does not have a standing audit committee and our board as a whole performs all audit committee functions, including oversight of our independent registered public accountants and oversight of our management on matters relating to accounting, financial reporting and disclosure, internal controls and compliance with laws, regulations and corporate policies. None of the members of the board of directors is "independent" as defined under the rules of the Nasdaq Stock Market. The board of directors has determined that Mr. Hammond qualifies as an "audit committee financial expert" as defined by the SEC.

Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer (or persons performing similar functions) and all senior financial and accounting officers, including our Chief Financial Officer (or persons performing similar functions). The Code of Ethics is filed as Exhibit 14 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of initial ownership of, and transactions in, our securities with the SEC. These directors, executive officers and stockholders are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of forms furnished to us, and written representations from certain reporting persons, we believe that our directors, executive officers and 10% stockholders met all applicable filing requirements during the year ended December 31, 2004, except that Mr. Hennessey and Ms. Debra Kirven, our former Chief Financial Officer, each filed one late Form 4 covering one transaction; Ms. Christian-Hein filed a late Form 3; and NCT Hearing, a beneficial owner of approximately 86% of our common stock, filed three late Form 4's covering a total of three transactions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     Set forth below is information for the three years ended December 31, 2004, 2003 and 2002 relating to compensation received by our President. None of our other executive officers' total annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.

                                                                                          Long-Term Compensation
                                                                                     ----------------------------------
                                                  Annual Compensation                             Awards
                                      ---------------------------------------------  ----------------------------------

                                                                                        Restricted       Securities
    Name and Principal                                               Other Annual          Stock         Underlying
         Position             Year     Salary ($)      Bonus ($)    Compensation ($)     Awards (#)    Options/SARs (#)
---------------------------- ------   -------------  -------------  ----------------  --------------   ----------------
Richard Hennessey            2004     $  127,083(a)          -               -                -              200,000

       President and Chief   2003        149,000(b)          -               -                -                  -

       Operating Officer     2002        151,667             -               -                -                  -


__________
(a) Mr. Hennessey voluntarily accepted a reduction in salary of approximately $23,000 to lessen our cash flow requirements during the first half of 2004.
(b)  Includes $87,500 accrued but not yet paid to Mr. Hennessey.

Option Grants in 2004

     The following table summarizes options granted to our President during 2004.


                                          Individual Grants
                      ----------------------------------------------------------
                                                                                     Potential Realized Value
                                                                                        at Assumed Annual
                      Number of         Percent of                                     Rates of Stock Price
                      Securities       Total Options                                  Appreciation for Option
                      Underlying        Granted to      Exercise                        and Warrant Term (a)
                       Options          Employees        Price      Expiration    --------------------------------
       Name            Granted           in 2004        Per Share      Date              5%               10%
-------------------   -----------     ---------------  -----------  ------------  ----------------- --------------
Richard Hennessey      200,000            31.5%         $  0.03      03/09/2011      $  2,443         $  5,692


__________
(a) The dollar amounts in these columns are the result of calculations of the respective exercise prices at the assumed 5% and 10% rates of appreciation compounded annually through the applicable expiration dates. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of our common stock and overall market conditions.

2004 Option Exercises and Year-End Option Values

     The following table sets forth information with respect to the exercise of options during 2004 and the unexercised options held by our President as of December 31, 2004.


                                                                Number of Shares
                            Number of                              Underlying                    Value of Unexercised
                             Shares                          Unexercised Options at             In-the-Money Options at
                            Acquired                             December 31, 2004                December 31, 2004
                               On           Value     ------------------------------------   ----------------------------
       Name               Exercise (#)     Realized    Exercisable(#)     Unexercisable(#)    Exercisable   Unexercisable
--------------------     -------------   -----------  ---------------     ----------------   -------------  -------------
Richard Hennessey                -              -          450,000                 -           $ 12,000             -


Compensation of Directors

     Pursuant to the terms of a written agreement entered into in 2002 and amended in 2003, we pay Mr. Larkin an annual retainer of $4,200 and provide him with coverage under our health benefit plans then in effect for our employees for his service on our board of directors. No other member of our board of directors receives additional compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

     Our board of directors does not have a standing compensation committee and our board as a whole performs all compensation committee functions. During 2004, no executive officer served on the compensation committee or the board of directors of another entity whose executive officer served on our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2005 by:

     o each person known by us to beneficially own more than 5% of our outstanding common stock;

     o    each of our directors, including our President; and

     o    all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise or conversion of options, warrants, convertible preferred stock and convertible notes that are immediately exercisable or convertible or are exercisable or convertible within 60 days. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.


                                                Shares of Common
                                                      Stock
                                                  Beneficially               Percent of
              Beneficial Owner                        Owned                    Class
  ------------------------------------------    ------------------          ------------
  Executive Officers and Directors:
  Keith Larkin                                      1,550,000      (a)          2.1%
  Richard Hennessey                                   450,000      (b)            *
  Irene Lebovics                                          -        (c)            -
  Michael J. Parrella                                     -        (c)            -
  Cy E. Hammond                                           -        (c)            -
  All Current Executive Officers and
  Directors as a Group (Seven persons)              2,000,000      (d)          2.7%

  5% or Greater Stockholders:
  NCT Hearing Products, Inc.                       62,769,954      (e)         85.5%
  Alpha Capital Aktiengesellschaft                 16,437,156      (f)         18.3%

*  Less than one percent.

__________

(a) Includes 790,000 shares issuable pursuant to options that may be exercised within 60 days of February 28, 2005. Also includes 240,000 shares of common stock owned by The Seek Foundation, a corporation organized under Section 501(c)(3) of the Internal Revenue Code, whose directors are Mr. Larkin and his spouse. Excludes 40,000 shares held by Westek Electronics, a company controlled by Mr. Larkin's son and 400 shares held by Mr. Larkin's
     grandchildren,   shares  as  to  which  Mr.  Larkin  disclaims   beneficial
     ownership.

(b) Consists of 450,000 shares issuable pursuant to options that may be exercised within 60 days of February 28, 2005.

(c) Ms. Lebovics and Messrs. Parrella and Hammond are executive officers and directors of NCT Group. NCT Hearing is a wholly owned subsidiary of NCT Group. Ms. Lebovics and Mr. Parrella are also directors of NCT Hearing. Ms. Lebovics and Messrs. Parrella and Hammond disclaim beneficial ownership of the shares of our common stock held by NCT Hearing.

(d) Includes 1,240,000 shares issuable pursuant to options that may be exercised within 60 days of February 28, 2005 and 240,000 shares held by The Seek Foundation, as described in footnote (a).

(e) The address of NCT Hearing Products, Inc. is 20 Ketchum Street, Westport, Connecticut 06880.

(f) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of these shares on behalf of Alpha Capital. Consists of shares issuable upon conversion of 460 shares of our series B
     convertible   preferred  stock,   along
     with accretion. Pursuant to a contractual restriction between Alpha Capital and us, Alpha Capital is prohibited from beneficially owning more than 4.99% of our common stock at any given time, subject to certain exceptions.

Equity Compensation Plan Information

     The following table summarizes certain information with respect to our equity compensation plans as of December 31, 2004.


                                Number of securities
                                  to be issued upon           Weighted-average
                                    exercise of               exercise price of         Number of securities
              Plan              outstanding options         outstanding options        remaining available for
            Category                 and rights                  and rights                 future issuance
      ---------------------    ------------------------     -----------------------    --------------------------
      Equity compensation
      plans approved by
      stockholders                    1,495,000                     $0.158                    28,493,000

      Equity compensation
      plans not approved
      by stockholders                      -                           -                            -
                               ------------------------     -----------------------    --------------------------
          Total                       1,495,000                     $0.158                    28,493,000
                               ========================     =======================    ==========================


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NCT Hearing and Affiliates

     On March 29, 2004, we issued a $200,000 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2005, in exchange for cash advanced to us by NCT Hearing. This note was consolidated into a new note dated June 30, 2004 (see below).

     On March 31, 2004, we issued a $121,387 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2005, in exchange for services provided to us by NCT Hearing and its affiliates. This note was discharged on April 5, 2004 (see below).

     On April 5, 2004, NCT Hearing converted an aggregate of $640,466 of our secured promissory notes into 27,846,351 shares of our common stock. NCT Hearing converted the full amount outstanding (including accrued interest) of $284,069 under a December 31, 2003 note and of $121,387 under a March 31, 2004 note. In addition, NCT Hearing converted a partial amount of $234,943 under a June 30, 2003 note.

     On April 21, 2004, we obtained an expansion of our existing, exclusive worldwide technology license from NCT Hearing in exchange for 9,821,429 shares of our common stock. The expanded license covers over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation, and encompasses all styles of headsets, including headphones, earmuffs, earbuds and earplugs, as well as all markets, including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition, the expanded license permits us to use NCT Hearing's existing brand names, including NoiseBuster active noise reduction lightweight consumer audio and communications headsets, ProActive active noise reduction industrial safety earmuffs and two-way radio headsets and ClearSpeech noise and echo cancellation algorithm-based products.

     On June 30, 2004, we issued a $1,672,666 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2006, in exchange for services of $183,423 provided to us by NCT Hearing and its affiliates and the consolidation of $1,489,243 outstanding (including accrued interest) on our notes dated June 30, 2003 and March 29, 2004.

     On September 17, 2004, we issued a $35,000 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2006, in exchange for cash advanced to us by NCT Hearing.

     On September 30, 2004, we issued a $218,617 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on October 1, 2006, in exchange for services provided to us by NCT Hearing and its affiliates during the three months ended September 30, 2004.

     On December 31, 2004, we issued a $238,758 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on October 1, 2006, in exchange for services provided to us by NCT Hearing and its affiliates during the three months ended December 31, 2004.

     During the year ended December 31, 2004, NCT Hearing advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of December 31, 2004, outstanding cash advances to us from NCT Hearing under this arrangement were $57,847. NCT Hearing is not obligated to provide any additional cash advances to us.

     As of December 31, 2004, we owed an aggregate of $2,265,102, to NCT Hearing for cash advances, research, administrative and accounting services provided to us. As of December 31, 2004, $2,207,255 is included in noncurrent notes payable bearing interest at the prime rate (5.25% at December 31, 2004) and the remaining $57,847 is included in due to factor and other liabilities on our balance sheet.

Other Related Party Transactions

     On April 1, 2004, we assigned the rights to all outstanding amounts receivable, or $66,775, due under a promissory note from Keith Larkin, a member of our board of directors, to Westek Electronics, Inc. who holds a promissory note issued by us. In consideration for this assignment, the stockholder applied $66,775 against our June 27, 2003 note payable to the stockholder. We subsequently renegotiated the terms of this note, which was due on June 27, 2004. The new $62,009 note, dated June 27, 2004, represents principal of $61,621 plus accrued interest of $388 from the matured note. The new note bears interest at 8.5% and is payable in installments of $3,500 due on the last day of each month starting on June 30, 2004 through May 31, 2005, with the remaining balance due on June 27, 2005.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

     The following table sets forth the aggregate fees billed or accrued by us for the audit and other services provided by Eisner LLP for the years ended December 31, 2003 and 2004.

                                      Year Ended December 31,
                                   ------------------------------
                                       2003             2004
                                   --------------   -------------
    Audit Fees (a)                   $  52,500        $  65,000
    Audit-Related Fees                     -                -
    Tax Fees (b)                         3,250            3,250
    All Other Fees                         -                -
                                   --------------   -------------
         Total                       $  55,750        $  68,250
                                   ==============   =============
__________
(a) Represents fees billed and accrued for professional services rendered in connection with the annual audit and quarterly review of our financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.
(b) Represents fees billed for professional services rendered in conjunction with federal and state tax return preparation and other tax matters.

Board Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

     Our board of directors has pre-approved all audit services and permitted non-audit services provided by the independent registered public accountants and the compensation, fees and terms for these services. The board has also determined not to adopt any blanket pre-approval policy but instead to require that the board pre-approve the compensation and terms of service for audit services provided by the independent registered public accountants and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The board has also determined to require pre-approval by the board of the compensation and terms of service for any permitted non-audit services provided by the independent registered public accountants. Any proposed non-audit services in excess of pre-approved levels require further pre-approval by the board. Our Chief Financial Officer reports regularly to the board on the services performed and fees incurred by the independent registered public accountants for audit and permitted non-audit services during the prior quarter.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following financial statements are filed as part of this Annual Report:

                                                                                                  Page
                                                                                                  -----
     Report of Independent Registered Public Accounting Firm                                       F-1
     Balance Sheets as of December 31, 2003 and December 31, 2004                                  F-2
     Statements of Operations for the years ended December 31, 2002, 2003 and 2004                 F-3
     Statements of Stockholders' Equity for the years ended December 31, 2002, 2003 and 2004       F-4
     Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004                 F-5
     Notes to the Financial Statements                                                             F-6

(a)(2)    Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual
Report:

                                                                                                  Page
                                                                                                  -----
     Report of Independent Registered Public Accounting Firm on Schedule II                        F-22
     Schedule II.  Valuation and Qualifying Accounts                                               F-23

All other financial statement schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)(3)    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number        Description of Exhibit

3.1(a) Amended and Restated Articles of Incorporation of Pro Tech Communications, Inc., dated as of August 14, 2000 (incorporated by reference to Exhibit 3(a) of the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000 (File No. 0-28602)).

3.1(b) Articles of Amendment to Articles of Incorporation of Pro Tech Communications, Inc., dated as of September 29, 2000 (incorporated by reference to Exhibit 3(b) of the registrant's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000).

3.1(c) Articles of Amendment to Articles of Incorporation of Pro Tech Communications, Inc., dated as of July 30, 2001 (incorporated by reference to Exhibit 3(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-28602)).

3.1(d) Articles of Amendment to Articles of Incorporation of Pro Tech Communications, Inc., dated as of August 2, 2002 (incorporated by reference to Exhibit 3(a) of the registrant's Annual Report on Form 10-K for the year ended December 31,2003 (File No. 0-28602)).

3.2 Bylaws of Pro Tech Communications, Inc. (incorporated by reference to Exhibit 3(c) of the registrant's Registration Statement on Form S-1 (Registration No. 333-49318) filed on November 3, 2000).

*10.1 Pro Tech Communications, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4(c) of the registrant's Registration Statement on Form S-8 (Registration No. 333-49488) filed on November 7, 2000).

10.2(a) License Agreement, dated as of September 12, 2000, by and between Pro Tech Communications, Inc. and NCT Hearing Products, Inc.

10.2(b) Amendment to License Agreement, dated as of April 21, 2004, by and between Pro Tech Communications, Inc. and NCT Hearing Products, Inc.

14 Pro Tech Communications, Inc. Code of Ethics for the CEO and Senior Financial Officers (incorporated herein by reference to Exhibit 14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-28602)).

23.1          Consent of Eisner LLP.

31.1 Certification of President pursuant to Rule 13a-14(a) under the Securities Act of 1934.

31.2 Certification of Chief Financial Officer pursuant Rule 13a-14(a) under the Securities Act of 1934.

32.1 Certification of President and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Act of 1934 and 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
*    Pertains to a management contract or compensation plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Pro Tech Communications, Inc.

We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of December 31, 2003 and 2004 and the related statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2002, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of December 31, 2003 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2003 and 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/  Eisner LLP
---------------
Eisner LLP

New York, New York
January 28, 2005

With respect to Note 1(a)
March 22, 2005

PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS


                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                       2003              2004
                                                                                 ----------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $      21,193      $     59,097
     Accounts receivable, less allowance for doubtful accounts
       of $31,437 and $28,277, respectively                                              88,769           137,396
     Inventories, net of reserves (Note 2)                                              493,555           343,847
     Due from officer/stockholder (Note 16)                                              66,044               -
     Other current assets (Note 3)                                                       17,571            35,886
                                                                                 ----------------    --------------
                     Total current assets                                               687,132           576,226

Property and equipment, net (Note 4)                                                    449,672           306,398

Intangible assets, net of accumulated amortization of $180,721
     and $375,331, respectively (Note 5)                                              2,530,094         2,610,484

Other assets                                                                              6,138             5,939
                                                                                 ----------------    --------------
                                                                                  $   3,673,036      $  3,499,047
                                                                                 ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $     231,282      $    158,698
     Accrued expenses (Note 6)                                                          195,201           229,145
     Current portion of capital lease obligations (Note 13)                              10,434            11,492
     Due to factor and other liabilities (Notes 7 and 16)                                11,117            61,864
     Note payable (Note 8)                                                                2,385             2,646
     Note payable to stockholder (Notes 8 and 16)                                       142,001            39,728
     Preferred stock, series A and B, subject to mandatory conversion into
       a variable number of shares of common stock (Note 9)                             742,459           709,041
                                                                                 ----------------    --------------
                     Total current liabilities                                        1,334,879         1,212,614



Noncurrent note payable (Note 8)                                                          4,076             1,430
Noncurrent notes payable due to affiliates (Notes 10 and 16)                          1,824,540         2,207,255
Capital lease obligations (Note 13)                                                      21,333             9,841
                                                                                 ----------------    --------------

                     Total liabilities                                                3,184,828         3,431,140
                                                                                 ----------------    --------------

Commitments (Note 13)

Stockholders' equity (Notes 11 and 12):
     Preferred stock, $.01 par value, 1,000,000 shares authorized
       Series A convertible preferred, 4% cumulative dividend,
        stated value $1,000 per share, issued and outstanding, 50 shares (Note 9)
       Series B convertible preferred, 4% cumulative dividend,
        stated value $1,000 per share, issued and outstanding,
        500 and 460 shares, respectively (Note 9)                                           -                 -
     Common stock, $.001 par value, authorized 300,000,000 shares,
       issued and outstanding 33,200,311  and 73,390,133 shares, respectively            33,200            73,390
     Additional paid-in capital                                                      18,427,668        19,357,332
     Accumulated deficit                                                            (17,972,660)      (19,362,815)
                                                                                 ----------------    --------------
                     Total stockholders' equity                                         488,208            67,907
                                                                                 ----------------    --------------
                                                                                  $   3,673,036      $  3,499,047
                                                                                 ================    ==============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS


                                                                                      For the Year Ended December 31,
                                                                                ----------------------------------------------
                                                                                    2002            2003             2004
                                                                                --------------   -------------   -------------
Net sales                                                                       $  1,648,949     $  1,178,535    $  1,194,756

Cost of goods sold                                                                   774,316          364,413         518,340
                                                                                --------------   -------------   -------------

     Gross profit                                                                    874,633          814,122         676,416

Selling, general and administrative expenses                                       1,296,088        1,042,085       1,045,870
Depreciation and amortization                                                      1,093,778          338,071         341,650
NCT Hearing and affiliates charges (Note 16)                                         313,559          314,207         559,470
Impairment charge on intangible assets                                            11,500,000              -               -
Provision for doubtful accounts                                                       29,800            6,591          14,621
                                                                                --------------   -------------   -------------

     Loss before other income (expense)                                          (13,358,592)        (886,832)     (1,285,195)

Other income (expense):
     Interest income                                                                   3,109            2,931             734
     Interest expense                                                                (33,297)         (26,353)        (18,586)
     Interest expense - NCT Hearing (Note 14)                                        (21,102)         (56,455)        (76,535)
     Interest expense - convertible preferred stock (Note 9)                             -            (11,089)        (20,969)
     Miscellaneous income, net                                                         5,004            3,352          10,396
                                                                                --------------   -------------   -------------

Net loss                                                                         (13,404,878)        (974,446)     (1,390,155)

Adjustments attributable to preferred stock (Note 9):
   Preferred stock beneficial conversion feature                                      45,810              -               -
   Preferred stock dividend                                                           22,000           10,911             -
                                                                                --------------   -------------   -------------

Net loss attributable to common stockholders                                    $(13,472,688)    $   (985,357)   $ (1,390,155)
                                                                                ==============   =============   =============

Basic and diluted loss per share                                                $      (0.41)    $      (0.03)   $      (0.02)
                                                                                ==============   =============   =============

Weighted average common shares outstanding - basic and diluted                    33,200,311       33,200,311      62,377,398
                                                                                ==============   =============   =============

The accompanying notes are an integral part of the financial statements.


PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Note 11)

                                             Series A
                                          Preferred Stock           Common Stock        Additional
                                       ----------------------  -----------------------    Paid-in     Accumulated
                                         Shares      Amount      Shares       Amount      Capital       Deficit         Total
                                       ----------   ---------  -----------  ----------  ------------  -------------  --------------
Balance at December 31, 2001                  50    $  52,521   33,200,311  $   33,200  $18,473,079   $ (3,593,336)  $  14,965,464

Dividend on preferred stock                  -          2,000          -           -        (22,000)           -           (20,000)

Net loss                                     -            -            -           -            -      (13,404,878)    (13,404,878)

                                       ----------   ---------  -----------  ----------  ------------    -----------  --------------
Balance at December 31, 2002                  50    $  54,521   33,200,311  $   33,200  $18,451,079   $(16,998,214)  $   1,540,586

Dividend on preferred stock                  -            991          -           -        (10,911)           -            (9,920)

Waiver of registration rights on
   series B preferred stock                  -            -            -           -        125,000            -           125,000

Accounting change for adoption of
     SFAS No. 150:          series A         (50)     (55,512)         -           -        (12,500)           -           (68,012)
                            series B         -            -            -           -       (125,000)           -          (125,000)

Net loss                                     -            -            -           -            -         (974,446)       (974,446)

                                       ----------   ---------  -----------  ----------  ------------  -------------  --------------
Balance at December 31, 2003                 -      $     -     33,200,311  $   33,200  $18,427,668   $(17,972,660)  $     488,208

Issuance of common stock:
   Conversion of notes payable               -            -     27,846,351      27,846      612,620            -           640,466
   License agreement amendment               -            -      9,821,429       9,822      265,178            -           275,000
   Conversion of preferred stock             -            -      2,522,042       2,522       41,866            -            44,388

Adjustment of monetary value on
   series B preferred stock converted        -            -            -           -         10,000            -            10,000

Net loss                                     -            -            -           -            -       (1,390,155)     (1,390,155)

                                       ----------   ---------  -----------  ----------  ------------  -------------  --------------
Balance at December 31, 2004                 -      $     -     73,390,133  $   73,390  $19,357,332   $(19,362,815)  $      67,907
                                       ==========   =========  ===========  ==========  ============  =============  ==============

The accompanying notes are an integral part of the financial statements.

PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                     2002               2003              2004
                                                                                ----------------   ---------------   ---------------
Cash flows from operating activities:
    Net loss                                                                    $  (13,404,878)    $  (974,446)      $  (1,390,155)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
       Notes payable issued for services received                                      508,561         454,104             813,678
       Depreciation and amortization                                                 1,093,778         338,071             341,650
       Impairment charge on intangible assets                                       11,500,000             -                   -
       Provision for doubtful accounts                                                   2,524           4,128              (3,160)
       Provision for obsolete inventory                                                 10,000          (5,000)            113,531
       Preferred stock dividend as interest                                                -            11,089              20,969
       Changes in operating assets and liabilities:
         Increase (decrease) in accounts receivable                                     55,949          68,064             (45,467)
         Decrease in inventories                                                       343,208         103,981              36,177
         Increase in other assets                                                      (11,250)         (6,845)            (18,847)
         Decrease in accounts payable                                                 (119,941)       (195,694)            (72,584)
         Increase (decrease) in accrued expenses                                        41,071         (26,779)             34,332
         Decrease in other liabilities                                                 (29,865)        (23,048)             (7,100)
                                                                                ----------------   ---------------   ---------------
           Net cash used in operating activities                                $      (10,843)    $  (252,375)      $    (176,976)
                                                                                ----------------   ---------------   ---------------
Cash flows from investing activities:
    Capital expenditures                                                                   -            (4,375)             (3,766)
                                                                                ----------------   ---------------   ---------------
           Net cash used in investing activities                                $          -    $       (4,375)      $      (3,766)
                                                                                ----------------   ---------------   ---------------
Cash flows from financing activities:
    Proceeds from:
       Notes payable - NCT Hearing (Note 16)                                               -           341,114             766,013
    Payment made on:
       Notes payable                                                                   (11,701)        (31,752)            (38,270)
       Notes payable -NCT Hearing (Note 16)                                                -           (35,381)           (498,663)
       Capital lease obligations                                                       (10,713)         (9,662)            (10,434)
                                                                                ----------------   ---------------   ---------------
           Net cash (used in) provided by financing activities                  $      (22,414)    $   264,319       $     218,646
                                                                                ----------------   ---------------   ---------------
Net (decrease) increase in cash and cash equivalents                            $      (33,257)    $     7,569       $      37,904
Cash and cash equivalents - beginning of period                                         46,881          13,624              21,193
                                                                                ----------------   ---------------   ---------------
Cash and cash equivalents - end of period                                       $       13,624     $    21,193       $      59,097
                                                                                ================   ===============   ===============




Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                    $       26,293     $    25,353       $      18,198
                                                                                ================   ===============   ===============

Supplemental disclosures of non-cash investing and financing activities:
    Dividends accrued on series A and series B preferred stock                  $       22,000     $    10,911       $         -
                                                                                ================   ===============   ===============
    Assets acquired under capital leases                                        $        6,038     $       -         $         -
                                                                                ================   ===============   ===============
    Reversal of redemption penalty on series B preferred stock                  $          -       $   125,000       $         -
                                                                                ================   ===============   ===============
    Adjustment of monetary value on series A and series B preferred stock
     upon adoption of SFAS No. 150 effective July 1, 2003                       $          -       $   137,500       $         -
                                                                                ================   ===============   ===============
    Note receivable from director offset with note payable from stockholder     $          -       $       -         $      66,775
                                                                                ================   ===============   ===============
    Issuance of common stock for payment of notes payable                       $          -       $       -         $     640,466
                                                                                ================   ===============   ===============
    Issuance of common stock for intangible assets                              $          -       $       -         $     275,000
                                                                                ================   ===============   ===============
    Issuance of common stock upon conversion of series B
     preferred stock and dividends                                              $          -       $       -         $      44,388
                                                                                ================   ===============   ===============

The accompanying notes are an integral part of the financial statements.

                          PRO TECH COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     (a)  Organization

          Pro Tech Communications, Inc., herein referred to as "we," "us," "our," or "Pro Tech," is incorporated under the laws of the State of Florida. We develop, manufacture and distribute headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Our current products include Apollo headsets and amplifiers for use in contact centers, ProCom headsets for use in quick-service restaurants and NoiseBuster active noise reduction consumer audio headphones.

          In September 2000, we became a subsidiary of NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT." As of December 31, 2004, NCT Hearing owned approximately 85.5% of our outstanding common stock.

          We have experienced recurring net losses ($19,362,815 through December 31, 2004) since our inception. These losses, which include the cost for development of products and an impairment charge of $11,500,000 (see Note 5), have been funded primarily from product sales, the sale of common stock and convertible preferred stock, and advances directly and indirectly from NCT (our ultimate parent company) and its affiliates.

          In addition, we had a working capital deficit of $636,388 at December 31, 2004. We continue to closely monitor all our expenditures. We received approximately $115,000 in advances from January 1, 2005 through March 22, 2005 from NCT Hearing to assist us in funding our working capital needs during 2005. Management believes we will have sufficient funds to meet our estimated anticipated working capital requirements through December 31, 2005. In the event that our operations do not generate sufficient cash, we would attempt to reduce our level of discretionary spending, if any, and attempt to raise additional funds.

     (b)  Cash and Cash Equivalents

          Cash and cash equivalents include all highly liquid investments with original maturities at acquisition of three months or less.

     (c)  Inventory

          We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost. This estimate is based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions.

     (d)  Revenue and Cost Recognition

          We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured. We generally have no obligations to customers after the date that product is shipped other than for warranty obligations. Returns and customer credits are infrequent and recorded as a reduction to sales. Discounts from list prices are recorded as a reduction to sales at the time of sale. Generally, each headset, depending on the model, is sold with a warranty ranging from 90 days to two years. Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. The accrued liability for warranty costs is included in accrued expenses in the balance sheet (see Note 6). Freight charges are charged to expense when incurred. Not all customers are billed for shipping costs; however, the amount of shipping costs collected from customers is netted against our incurred freight charges. The amount of shipping costs netted against our incurred freight charges for the years ended December 31, 2002, 2003 and 2004 was $29,743, $25,560 and $31,857,
          respectively. The net amount of freight charges is included in selling, general and administrative expenses on our statements of operations.

     (e)  Property and Equipment

          Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (including assets held under capital leases). Leasehold improvements are amortized over the shorter of the useful life or term of the lease. Asset lives are 3-10 years for machinery and equipment and 5 years for leasehold improvements. Repair and maintenance costs are charged to expense when incurred.

     (f)  Long-Lived Assets and Certain Identifiable Intangibles

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Our identifiable intangible assets consist of licensed rights to certain technologies acquired from NCT Hearing through the issuance of common stock (see Note 5). Amortization is computed using the straight-line method over the estimated useful lives of the assets.

     (g)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 14).

     (h)  Advertising

          The costs of advertising, promotion and marketing programs are charged to operations in the year incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs were $17,638, $13,453 and $42,898 for the years ended December 31, 2002, 2003 and 2004, respectively.

     (i)  Research and Development

          Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amounts charged to expense were $10,377, $28,334 and $275,949 for the years ended December 31, 2002, 2003 and 2004, respectively.

     (j)  Fair Value of Financial Instruments

          The estimated fair value of our notes payable approximates the carrying amount. The fair values of loans to or from stockholders and affiliates ultimate parent are not readily determinable due to the related party nature of those instruments.

     (k)  Use of Estimates

          The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported and/or disclosed amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, asset impairments and the accrual for warranty expense. Management periodically assesses and evaluates those estimates and assumptions. Actual results could differ from those estimates.

     (l)  Reclassifications

          We have reclassified some amounts in prior period financial statements to conform to the current period's presentation.

     (m)  Loss Per Common Share

          We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares such as warrants, options, debt and convertible instruments have not been included, as the effect would be antidilutive. The potential common shares are as follows:

                                                 December 31,
                                       -----------------------------------------------
                                            2002             2003             2004
                                       --------------   -------------   --------------
          Warrants                        5,500,000       1,000,000              -
          Options                         1,235,000       1,285,000        1,495,000
          Convertible preferred stock    72,869,875      58,169,135       10,384,654
                                       --------------   -------------   --------------
                                         79,604,875      60,454,135       11,879,654
                                       ==============   =============   ==============

          However, when preferred stock will be convertible to common stock at a conversion rate that is at a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred stockholders and is accounted for as an embedded dividend to preferred stockholders. In 2002, we reflected such beneficial conversion feature as an adjustment to the net loss attributable to common stockholders.

     (n)  Stock Based Compensation

          We have elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement No. 123," and continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:


                                                For the year ended December 31,
                                        --------------   -------------   ---------------
                                              2002            2003             2004
                                        --------------   -------------   ---------------
          Net loss attributable to
            common stockholders,
            as reported                 $ (13,472,688)   $   (985,357)   $   (1,390,155)
          Stock-based employee costs
            based on fair value method,
            net of related taxes              (14,596)         (5,022)          (11,334)
                                        --------------   -------------   ---------------
          Net loss attributable to
            common stockholders,
            pro forma                   $ (13,487,284)   $   (990,379)   $   (1,401,489)
                                        ==============   =============   ===============
          Loss per common share:
            As reported                 $       (0.41)   $      (0.03)   $        (0.02)
                                        ==============   =============   ===============
          Pro forma                     $       (0.41)   $      (0.03)   $        (0.02)
                                        ==============   =============   ===============

          The fair value of each option grant on the date of grant was estimated using the Black-Scholes option-pricing model reflecting the following:

                                         For the year ended December 31,
                                        ---------------------------------
                                              2002              2004
                                        ----------------   --------------
          Volatility                              100%             100%
          Expected life of options             7 years     4 to 7 years
          Risk free interest rate                3.65%            2.16%
          Dividend yield                            0%               0%

          There were no options granted during the fiscal year ended December 31, 2003. The weighted average fair value of options granted during the years ended December 31, 2002 and 2004 was $0.05 and $0.02, respectively.

     (o)  Concentrations of Credit Risk

          Cash and cash equivalents and trade receivables potentially subject us to concentration of credit risk. We maintain cash and cash equivalents in accounts with one financial institution in amounts which, at times, may be in excess of the FDIC insurance limit. We do not believe we are exposed to any significant risk with respect to cash and cash equivalents.

          We sell our products and services to distributors and end users in various industries. We regularly assess the realizability of accounts receivable and take into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. We do not require collateral or other security to support customer receivables.

          We are currently outsourcing the majority of our components from several Far East suppliers who build each component to our specifications. An interruption in the supply of a component for which we are unable to readily procure a substitute source of supply could temporarily result in our inability to deliver products on a timely basis, which in turn could adversely affect our operations. We have not experienced any shortages of supplies.

     (p)  Significant Customers

          In each of the years ending December 31, 2002 and 2003, net sales derived from certain customers comprised more than 10% of our net sales. Two customers accounted for approximately 38% of net sales generated during the year ended December 31, 2002. Three customers accounted for approximately 35% of net sales generated during the year ended December 31, 2003. These three customers represented approximately 9% of the gross accounts receivable at December 31, 2003. There were no customers that accounted for 10% or more of net sales generated during the year ended December 31, 2004.

     (q)  Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We are evaluating the impact of this standard on our financial statements.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for us beginning July 1, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for us beginning July 1, 2005. We believe the adoption of SFAS 153 will not have an impact on our results of operations or financial position.

2.  Inventory

Inventory consisted of the following:

                                                         December 31,
                                              ----------------------------------
                                                     2003               2004
                                              ----------------   ---------------
Finished goods                                $       295,346    $      268,012
Components                                            179,179           174,726
Work in progress                                       24,030            19,640
                                              ----------------   ---------------
    Gross inventory                                   498,555           462,378
Less:  reserve for obsolete inventory                   5,000           118,531
                                              ----------------   ---------------
Total Inventory                               $       493,555    $       343,847
                                              ================   ===============

Management believes that the assembly of our products by third parties will be cost effective to our future operations. Therefore, we intend to discontinue manufacturing of our high volume products at our Fort Pierce, Florida location in 2005. Consequently, in December 2004, we increased our inventory reserve by approximately $114,000 primarily to reflect the implementation of this strategy.

3.   Other Current Assets

Other Current Assets consisted of the following:

                                                         December 31,
                                              ----------------------------------
                                                     2003               2004
                                              ----------------   ---------------
Prepaid insurance                             $           -      $       15,922
Prepaid inventory purchases                            11,632             4,843
Other                                                   5,939            15,121
                                              -----------------  ---------------
   Total Other current assets                 $        17,571    $       35,886
                                              =================  ===============

4.   Property and Equipment

The following is a summary of property and equipment:

                                                         December 31,
                                              ----------------------------------
                                                     2003              2004
                                              ----------------   ---------------
Production molds                              $       455,440    $      454,303
Office equipment                                      149,568           171,582
Production equipment                                   39,514            39,140
Leasehold improvements                                315,050           315,050
Vehicles                                               12,414            12,414
Marketing displays                                     16,160            18,116
                                              ----------------   ---------------
                                                      988,146         1,010,605
Less accumulated depreciation
  and amortization                                    560,365           708,946
                                              ----------------   ---------------
                                                      427,781           301,659
                                              ----------------   ---------------
Assets under capital lease:
Cost                                                   83,188            61,893
Less accumulated amortization                          61,297            57,154
                                              ----------------   ---------------
                                                       21,891             4,739
                                              ----------------   ---------------
Total Property and equipment, net             $       449,672    $      306,398
                                              ================   ===============

Total depreciation and amortization expense, with respect to property and equipment, was $161,219, $155,887 and $147,040 for the years ended December 31, 2002, 2003 and 2004, respectively. Included in these totals is amortization expense on assets under capital leases for the years ended December 31, 2002, 2003 and 2004 of $20,401, $18,517 and $17,152, respectively.

5.   Intangible Assets

On September 12, 2000, we obtained a license for rights to certain technologies from NCT Hearing in consideration of the issuance of 23,982,438 shares of our common stock, including 279,688 shares of common stock for costs of issuance. The intangible assets received in the exchange were valued at the fair value of the shares we issued, or $16,307,492.

On April 21, 2004, we obtained an expansion of our existing, exclusive worldwide technology license from NCT Hearing, in exchange for 9,821,429 shares of our common stock. The license covers over 50 patents, patents pending and innovations relating to active noise reduction ("ANR") and noise and echo cancellation, and with this expansion, encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds and earplugs, as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition, the expanded license permits us to use NCT Hearing's existing brand names including
NoiseBuster ANR lightweight consumer audio and communications headsets, ProActive ANR industrial safety earmuffs and two-way radio headsets including aviation and ClearSpeech noise and echo cancellation algorithm-based products. The intangible assets received in the license expansion were valued at the fair value of the shares we issued, or $275,000 and added to the cost basis of the intangible assets included in our balance sheet. The license expansion is being amortized over the remaining life of the original license (13.75 years at April
2004) on a straight-line basis.

Intangible assets are periodically reviewed for impairment where the fair value is less than the carrying value. We did not have an impairment on our intangible asset for the years ended December 31, 2003 and 2004; however, we had an impairment charge of $11,500,000 for the year ended December 31, 2002. As of December 31, 2002, due to the lack of available working capital, we reviewed the impairment testing under the guidelines of SFAS No. 144. We estimated the future cash flows of those products identified as using the patent rights included under our intangible assets. These future cash flows were then compared to the carrying value of our intangible assets on the books as of December 31, 2002. Based on this comparison, we determined an impairment was present. We calculated the impairment loss by comparing the carrying value of the intangible assets to the estimated fair value of the intangible assets. We determined the estimated fair value of the intangible assets based on the discounted cash flows attributable to the new products utilizing the technology. The discount rate used was based on cost of capital associated with our series B convertible preferred stock. The resulting impairment charge of $11,500,000 is included in the statement of operations for the year ended December 31, 2002. Amortization expense was $931,857, $180,721 and $194,610 for the years ended December 31, 2002, 2003 and 2004, respectively. Estimated amortization expense for each of the next five years is $200,721.

6.   Accrued Expenses

Accrued expenses consisted of the following:

                                                         December 31,
                                              ----------------------------------
                                                     2003              2004
                                              ----------------   ---------------
Accrued payroll and vacation                  $       132,182    $      109,607
Accrued professional services                             -              70,434
Accrued warranty                                       41,687            28,044
Other                                                  21,332            21,060
                                              ----------------   ---------------
Total Accrued expenses                        $       195,201    $      229,145
                                              =================  ===============

7.   Due to Factor and Other Liabilities

On March 26, 2001, we entered into a factoring agreement. Under this agreement we are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less a factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 5.25% at December 31, 2004. In addition, at December 31, 2004 we had $6,673 in holdback at the factor representing 15% of the aggregate unpaid gross amount of all outstanding accounts factored under this factoring agreement plus customer payments made to the factor in error. If the net amount of accounts submitted for any one month does not exceed $100,000, the factor may charge an additional commitment fee. As of December 31, 2004, no such fees were required. Such factored receivables are subject to acceptance by the factor. The factor also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds therefrom of every kind and nature.

At December 31, 2004, accounts receivable factored under this agreement and still outstanding were $10,690, of which, $9,087 had been received under the factoring agreement under the recourse provisions. Total fees incurred under this arrangement amounted to $6,346, $4,433 and $2,106 during the years ended December 31, 2002, 2003 and 2004, respectively. Interest expense incurred under this arrangement amounted to $3,393, $2,285 and $1,301 during the years ended December 31, 2002, 2003 and 2004, respectively.

During the year ended December 31, 2003 and 2004, NCT Hearing advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of December 31, 2003 and 2004, outstanding cash advances to us from NCT Hearing under this arrangement were zero and $57,847, respectively (see Note 16). During 2004, advances under this arrangement totaled $499,013 and payments by us totaled $441,166.

8.   Notes Payable and Note Payable to Stockholder

On May 13, 2001, we received a bank loan of $11,346. The loan provides for equal monthly payments of $245, including interest at prime plus 2.3% (7.55% at December 31, 2004), maturing on May 13, 2006 and secured by a vehicle. As of December 31, 2004, the balance outstanding was $4,076 and future maturities are:
2005, $2,646; and 2006, $1,430.

On various dates in 2000 through 2002, we had entered into promissory notes payable to repay borrowed funds received in March 2000 from a stockholder. On June 27, 2003, we renegotiated the outstanding amount into a $159,937 note bearing interest at 8.5% with installment payments of $3,500 (including interest) due on the last day of each month beginning June 30, 2003 through May 31, 2004, with the remaining balance due on June 27, 2004. As of December 31, 2003, the balance of this note was $142,001. On April 1, 2004, we assigned the rights to all outstanding amounts receivable due under a promissory note receivable ($66,775) from Keith Larkin, a director of Pro Tech, to this stockholder who holds a promissory note issued by us. In consideration for this assignment, the stockholder agreed to apply $66,775 against our June 27, 2003 note payable to the stockholder. On June 27, 2004, we renegotiated the outstanding amount of our June 27, 2003 note payable to stockholder into a $62,009 note dated June 27, 2004 (representing principal of $61,621 plus accrued interest of $388). The note bears interest at 8.5% and is payable in installments of $3,500 (including interest) due on the last day of each month beginning June 30, 2004 through May 31, 2005, with the remaining balance due on June 27, 2005. As of December 31, 2004, the balance of this note was $39,728.

9. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares

Series A Convertible Preferred Stock

As of December 31, 2004, we had 1,500 shares designated and 50 shares issued and outstanding of our series A convertible preferred stock. Each share has a par value of $0.01, and a stated value of $1,000. Our series A preferred stock has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. The shares of series A preferred stock may be converted into shares of our common stock or exchanged for shares of NCT common stock at the holder's option. Each share of series A preferred stock is convertible into our common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days preceding the date of conversion, less a discount of 20%; or a fixed price of $0.50. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of conversion, less a discount of 20%.

We may redeem, at our option, up to $50,000 of our series A preferred stock if the closing bid price of our common stock is less than $0.50 per share. The redemption price is equal to 125% of the stated value plus 100% of the cumulative 4% dividend. The stock may be redeemed at the holders' option if two-thirds of all series A preferred stockholders require such redemption upon certain events. Any outstanding shares will be automatically converted on March 31, 2005.

Our series A preferred stock was covered under the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity" effective July 1, 2003. SFAS No. 150 required us to reclassify the series A preferred stock from the stockholders' equity section to the current liability section on our balance sheet. In connection with this reclassification, we were required to increase the value of the series A preferred stock to reflect the monetary value of the shares required to be issued upon conversion. The series A preferred stock was increased $12,500 with a corresponding decrease to additional paid-in capital.

SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, effective July 1, 2003, the dividends accrued to holders of the series A preferred stock are recorded as interest expense in the statement of operations; whereas, previously they were recorded as a reduction to additional paid-in capital. Interest expense recorded for the series A preferred stock for the years ended December 31, 2003 and 2004 was $1,009 and $2,006, respectively. The reduction to additional paid-in capital for the series A preferred stock, calculated for purposes of determining net loss attributable to common stockholders, was $2,000 and $991 for the years ended December 31, 2002 and 2003, respectively.

The series A preferred stock is carried on our balance sheet as of December 31, 2004 at its monetary value of $71,026, which is comprised of the fair value of the shares of $62,500 plus the cash value of the accrued dividends of $8,526. We would have to issue approximately 893,000 shares of our common stock if settlement of the stated value of the series A preferred stock had occurred as of December 31, 2004. We have the option to settle the accrued dividends in cash or common stock. As of December 31, 2004, settlement in common stock for the accrued dividends on the series A preferred stock would require issuance of approximately 152,000 shares. There is no limit on the number of shares that we could be required to issue upon conversion of the series A preferred stock. No shares of series A preferred stock were converted or exchanged during the years ended December 31, 2002, 2003 and 2004.

Series B Convertible Preferred Stock

As of December 31, 2004, we had 500 shares designated and 460 shares issued and outstanding of our series B convertible preferred stock. Each share has a par value of $0.01 and a stated value of $1,000. Our series B preferred stock has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock. The shares of series B preferred stock may be converted into shares of our common stock or exchanged for shares of NCT common stock. Each share of stock is convertible into our common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days preceding the date of conversion, less a discount of 20%; or a fixed price of $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of exchange, less a discount of 20%. Any outstanding shares will be automatically converted on March 31, 2006.

In accordance with Emerging Issues Task Force 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $125,000 in connection with the issuance of our series B preferred stock in July 2001, comprised of a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was recognized over the period from the date of issuance to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002) and $45,810 is included in the calculation of net loss attributable to common stockholders on our statement of operations for the year ended December 31, 2002.

Prior to April 10, 2003, the series B preferred stock was classified as temporary equity rather than stockholders' equity because under the terms of the agreements entered into in connection with the issuance of the series B preferred stock, the holder of those shares may have had a right to require us to redeem the shares at 125% of the stated value, or an increase of $125,000 over the stated value. This type of redemption would not be within our sole control, and accordingly, we treated the shares as temporary equity. On April 10, 2003, we entered into an agreement with the holder of series B preferred stock whereby the holder agreed to waive certain registration rights relating to series B preferred stock. This cancelled the triggering event, which may have placed the redemption of series B preferred stock at the holder's option. With the signing of this agreement, such redemption was solely within our control. The increase of $125,000 over the stated value was reversed by increasing additional paid-in capital and decreasing our series B preferred stock and our series B preferred stock was classified within the stockholders' equity section of the balance sheet.

Our series B preferred stock was covered under the adoption of SFAS No. 150 effective July 1, 2003. SFAS No. 150 required us to reclassify our series B preferred stock from the stockholders' equity section to the current liability section on our balance sheet. In connection with this reclassification, we were required to increase the value of the series B preferred stock to reflect the monetary value of the shares required to be issued upon conversion. The series B preferred stock was increased $125,000 with a corresponding decrease to additional paid-in capital.

SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, effective July 1, 2003, the dividends accrued to the holder of the series B preferred stock are recorded as interest expense in the statement of operations; whereas, previously they were recorded as a reduction to additional paid-in capital. Interest expense recorded for the series B preferred stock for the years ended December 31, 2003 and 2004 was $10,080 and $18,963, respectively. The reduction to additional paid-in capital for the series B preferred stock, calculated for purposes of determining net loss attributable to common stockholders, was $20,000 and $9,920 for the years ended December 31, 2002 and 2003, respectively.

The series B preferred stock is carried on our balance sheet as of December 31, 2004 at its monetary value of $638,015, which is comprised of the fair value of the shares of $575,000 plus the cash value of the accrued dividends of $63,015. We would have to issue approximately 8.2 million shares of our common stock if settlement of the stated value of the series B preferred stock had occurred as of December 31, 2004. We have the option to settle the accrued dividends in cash or common stock. As of December 31, 2004, settlement in common stock for the accrued dividends on the series B preferred stock would require issuance of approximately 1.1 million shares. There is no limit on the number of shares that we could be required to issue upon conversion of the series B preferred stock. No shares of series B preferred stock were converted or exchanged during the years ended December 31, 2002 and 2003. During the year ended December 31, 2004, 40 shares of series B preferred stock and accrued dividends were converted into 2,522,042 shares of our common stock.

10.  Noncurrent Notes Payable Due to Affiliates

As of December 31, 2003, we owed $1,824,540 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (4.00% as of December 31, 2003).


Original issue date of note:    Maturing:            Principal             Interest            Total
                                                  ----------------     ----------------   ----------------
  June 30, 2003                 April 1, 2005      $    1,512,679      $        30,760     $    1,543,439
  December 31, 2003             April 1, 2005             281,101                  -              281,101
                                                  ----------------     ----------------   ----------------
                                                   $    1,793,780      $        30,760     $    1,824,540
                                                  ================     ================   ================

On April 5, 2004, NCT Hearing converted an aggregate of $640,466 of our secured promissory notes and interest into 27,846,351 shares of our common stock. The following notes payable were converted on April 5, 2004:


Original issue date of note:                         Principal             Interest            Total
                                                  ----------------     ----------------   ---------------
  June 30, 2003                                   $       234,943      $           -       $      234,943
  December 31, 2003                                       281,101                2,968            284,069
  March 31, 2004                                          121,387                   67            121,454
                                                  ----------------     ----------------   ----------------
Total converted                                   $       637,431      $         3,035     $      640,466
                                                  ================     ================   ================

During 2004, we issued an aggregate of $2,486,428 of secured promissory notes to NCT Hearing as consideration for $267,000 of cash advanced, $730,185 of services provided and rollover of $1,428,020 of principal and $61,223 of interest for notes consolidated in advance of maturity.

As of December 31, 2004, we owed $2,207,255 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (5.25% at December 31, 2004).


Original issue date of note:    Maturing:            Principal             Interest            Total
                                                  ----------------     ---------------    ---------------
  June 30, 2004                 April 1, 2006     $     1,671,843      $        39,808     $    1,711,651
  September 17, 2004            April 1, 2006              35,000                  497             35,497
  September 30, 2004            October 1, 2006           218,617                2,732            221,349
  December 31, 2004             October 1, 2006           238,758                  -              238,758
                                                  ----------------     ---------------    ---------------
                                                  $     2,164,218      $        43,037     $    2,207,255
                                                  ================     ===============    ===============

11.  Capital Stock

Common Stock

On April 5, 2004, NCT Hearing converted an aggregate of $640,466 of our secured promissory notes and interest into 27,846,351 shares of our common stock (see
Note 10).

On April 21, 2004, we obtained an expansion of our existing technology license from NCT Hearing in exchange for 9,821,429 shares of our common stock (see Note
5).

On April 27, 2004, 40 shares of our series B preferred stock and accrued dividends were converted into 2,522,042 shares of our common stock (see Note 9).

The number of shares of our common stock required to be reserved was 15.8 million at December 31, 2004. This reserve includes amounts for the conversion of preferred stock and for the exercise of options and warrants. On July 12, 2002, we, NCT and the holder of eight convertible notes payable issued by NCT entered into an agreement pursuant to which the holder of the notes payable waived her right to exchange such notes into our common shares. In consideration of these waivers, the holder was given a warrant for 20 million shares of NCT common stock.

Warrants

The following table summarizes warrants to purchase our common stock during the years ended December 31, 2002, 2003 and 2004:


                                                                    Years Ended December 31,
                                   ------------------------------------------------------------------------------------------
                                             2002                             2003                           2004
                                   ---------------------------  ------------------------------ ------------------------------
                                                   Weighted                        Weighted                       Weighted
                                                    Average                         Average                        Average
                                                   Exercise                        Exercise                       Exercise
                                     Shares         Price           Shares           Price          Shares          Price
                                   -----------  --------------  ---------------  --------------  -------------  -------------
Outstanding at beginning of year    5,500,000   $       0.433        5,500,000   $       0.433      1,000,000   $      0.130
Warrants granted                          -              -                 -               -              -              -
Warrants canceled or expired              -              -          (4,500,000)         (0.500)    (1,000,000)        (0.130)
                                   -----------                   --------------                  -------------
Outstanding at end of year          5,500,000   $       0.433        1,000,000   $       0.130            -     $        -
                                   ===========                   ==============                  =============


12.  Stock Option Plans

In 1998, our Board of Directors adopted the 1998 Stock Option Plan for the benefit of our directors, officers, employees and consultants. This plan, as amended, authorizes the issuance of up to 30 million shares of our common stock.

On February 1, 2002, we issued options to our Chairman of the Board of Directors to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on February 1, 2009. The exercise price of these options was equal to the fair market value of our common stock on the grant date. All 250,000 of these options remain outstanding and exercisable as of December 31, 2004.

On March 9, 2004, we issued options to officers and employees to purchase up to 635,000 shares of our common stock at an exercise price of $0.03 per share under the 1998 Stock Option Plan, which options vested or vest as follows: 158,750 immediately upon issuance; 158,750 on March 9, 2005; 158,750 on March 9, 2006 and 158,750 on March 9, 2007 and expire on March 9, 2011. The exercise price of these options was equal to the fair market value of our common stock on the grant date. On November 23, 2004, the Board of Directors accelerated the vesting schedules of options granted to directors, officers and employees dated March 9, 2004 to 100% vested to acknowledge its continued gratitude for employee dedication. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was equal to the original exercise price of the grants. As a result of this acceleration, we will not be required to recognize an expense for the fair value of the unvested options after adoption of SFAS No. 123R. Of these options, 440,000 remain outstanding and exercisable as of December 31, 2004.

The following summarizes stock option activity for the years ended December 31, 2002, 2003 and 2004:

                                                                     Years Ended December 31,
                                         --------------------------------------------------------------------------------
                                                    2002                       2003                        2004
                                         -------------------------  --------------------------  -------------------------
                                                         Weighted                   Weighted                   Weighted
                                                          Average                    Average                    Average
                                                         Exercise                   Exercise                   Exercise
                                            Shares        Price        Shares        Price         Shares       Price
                                         ------------  -----------  ------------  ------------  ------------  -----------
Outstanding at beginning of the year       1,740,000   $    0.283     1,372,500   $     0.253     1,285,000   $    0.242
Options granted                              250,000        0.060           -             -         635,000        0.030
Options exercised                                -            -             -             -             -            -
Options expired                             (617,500)       0.259       (87,500)        0.402      (425,000)       0.221
                                         ------------               ------------                ------------
Outstanding at end of year                 1,372,500   $    0.253     1,285,000   $     0.242     1,495,000   $    0.158
                                         ============               ============                ============
Options exercisable at end of year         1,235,000   $    0.232     1,285,000   $     0.242     1,495,000   $    0.158
                                         ============               ============                ============

As of December 31, 2004, our outstanding stock options have exercise prices ranging from $0.03 to $0.4375 and a weighted average remaining contractual life of approximately 4.3 years. As of December 31, 2004, 28,493,000 options were available for future grants under the 1998 Stock Option Plan.

13.  Commitments

Future minimum lease payments under noncancelable operating leases for buildings and equipment and the present value of future minimum capital lease payments as of December 31, 2004 are as follows:

         Year ending December 31                                                 Capital Leases      Operating Leases
         -----------------------                                                ----------------    ------------------
              2005                                                              $        13,109     $          96,563
              2006                                                                        9,992                16,184
              2007                                                                          373                   -
              2008                                                                          -                     -
              2009 and thereafter                                                           -                     -
                                                                                ----------------    ------------------
         Total minimum lease payments                                                    23,474     $         112,747
                                                                                                    ==================
         Less amount representing interest                                                2,141
                                                                                ----------------
         Present value of net minimum capital lease payments                             21,333
         Less current installments                                                       11,492
                                                                                ----------------
         Obligations under capital leases, excluding current installments       $         9,841
                                                                                ================

Rent expense under real property lease agreements totaled $119,690, $119,238 and $121,936 for the years ended December 31, 2002, 2003 and 2004, respectively.

14.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2002, 2003 and 2004 due to operating losses incurred.

We had net deferred tax assets of approximately $6,887,000 and $7,341,400 attributable to net operating losses available to offset future federal income tax at December 31, 2003 and 2004, respectively. Our net deferred tax assets have been fully reserved by a valuation allowance since the realization of its benefit is uncertain. The difference between the statutory federal income tax rate of 34% and our effective tax rate is due to increases in the valuation allowance of $680,000 for the year ended December 31, 2002, $364,000 for the year ended December 31, 2003 and $454,400 for the year ended December 31, 2004.

At December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes amounting to $10,190,000 and $10,266,000, respectively, which expire through the year 2024. In accordance with Internal Revenue Code Section 382, our net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing (see Note 5).

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                                       ---------------------------------
                                                            2003             2004
                                                       ---------------  ----------------
Allowance for doubtful accounts                         $     12,000     $      11,000
Inventory reserve                                              1,900            44,800
Accrued warranty expense                                      16,000            10,500
Property and equipment                                           -              18,000
Intangible assets                                          3,795,000         3,422,000
Net operating loss carryforwards                           3,073,000         3,834,000
Other carryforwards                                            1,100             1,100
                                                       ---------------  ----------------
Total deferred tax assets                                  6,899,000         7,341,400

Property and equipment                                        12,000               -
                                                       ---------------  ----------------
Total deferred tax liabilities                                12,000               -

Net deferred tax asset                                     6,887,000         7,341,400
Less valuation allowance                                   6,887,000         7,341,400
                                                       ---------------  ----------------
Net deferred tax asset                                  $        -      $          -
                                                       ===============  ================

15. Business Division Information

Our  business  divisions  are:  (1) Products  Business,  (2)  Telecommunications
Systems Integration and (3) Call Center Operations. Our operations are predominately based in the Products Business division. Our Call Center Operations division has insignificant commercial operations. At December 31, 2002, 2003 and 2004 these divisions are not separately reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We evaluate division performance based on net sales and operating income. Management does not track division data or evaluate division performance on additional financial information. As such, there are no separately identifiable division assets or separately identifiable statements of income (below operating income). We do not track or assign assets to individual business divisions. Likewise, depreciation expense and capital additions are also not tracked by business division.

No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments were concentrated in the United States.

Business division data is as follows:


                                                                        Division
                                          -------------------------------------------------------------------
                                             Product       Telecom Systems     Call Center         Total
                                             Business        Integration       Operations        Divisions
                                          --------------  -----------------  ---------------  ---------------
For the year ended December 31, 2002:
   Net sales to external  customers       $   1,500,883           131,378           16,688    $    1,648,949
   Loss before other income (expense)     $ (13,321,985)             (657)         (35,950)   $  (13,358,592)

For the year ended December 31, 2003:
   Net sales to external  customers       $   1,067,430           110,133              972    $    1,178,535
   Loss before other income (expense)     $    (856,729)          (17,120)         (12,983)   $     (886,832)

For the year ended December 31, 2004:
   Net sales to external  customers       $   1,075,633           119,123              -      $    1,194,756
   Loss before other income (expense)     $  (1,273,109)           (7,283)          (4,803)   $   (1,285,195)


Product Business: Our Products Business develops, manufactures and distributes headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Our current products include Apollo headsets and amplifiers for use in contact centers, ProCom headsets for use in quick-service restaurants and NoiseBuster active noise reduction consumer audio headphones.

Telecommunications Systems Integration Business: Our Telecommunications Systems Integration Business sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications system integration support to the small office and the large corporate call center clients.

Call Center Operations Business: Our Call Center Operations Business performed outbound telemarketing and information gathering services. The extent of our commercial activities for this business during 2004 was insignificant and management has decided to let the operations run down.

16.  Related Party Transactions

In October 2001, the outstanding balances from a 1996 and 1998 loan to our former Chairman of the Board were combined with an additional amount of $10,594, which bore interest at 5% per annum and matured on October 19, 2003. On April 1, 2004, we assigned the rights to all outstanding amounts receivable due under this promissory note ($66,775) from Keith Larkin, a director and former Chairman of the Board, to a stockholder who holds a promissory note issued by us. In consideration for this assignment, the stockholder agreed to apply $66,775 against our June 27, 2003 note payable to the stockholder (see Note 8). Outstanding principal and interest amounted to $66,044 and zero as of December 31, 2003 and 2004, respectively.

As of December 31, 2003 and December 31, 2004, we owed an aggregate of $1,824,540 and $2,265,102, respectively, to NCT Hearing (see Notes 7 and 10). As of December 31, 2004, $2,207,255 is included in noncurrent notes payable and the remaining $57,847 is included in due to factor and other liabilities on our balance sheet. NCT Hearing and its affiliates provided approximately $306,000 and $267,000 in net cash advances to us during the years ended December 31, 2003 and 2004, respectively.

NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our statements of operations. These charges were allocated to us based on specific identification and, to the extent that such identification was not practical, on the basis of employees or other methods which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by us. The following table summarizes the approximate charges by NCT Hearing and its affiliates during the years ended December 31, 2002, 2003 and 2004.

                                          For the Year Ended December 31,
                                --------------   -------------   ---------------
                                     2002            2003             2004
                                --------------   -------------   ---------------

Labor                           $     120,000     $   137,000    $      442,000
Overhead                              194,000         177,000           117,000
                                --------------   -------------   ---------------
                                $     314,000     $   314,000    $      559,000
                                ==============   =============   ===============

We participate in the NCT Group, Inc. Employee Benefits Plan, referred to as the Benefit Plan. The Benefit Plan provides, among other coverage, certain health benefits to employees and directors of NCT's United States operations. NCT administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. NCT's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $617,000, while individual benefit exposure in each Benefit Plan fiscal year is limited to $45,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which NCT pays a nominal premium for such stop loss coverage. NCT records benefit claim expense in the period in which the benefit claim is incurred. Any benefit claims incurred by us are submitted to NCT for payments and such claims are then charged to us. At each of December 31, 2003 and 2004, the total amount owed to NCT for benefit claims was approximately $471,000 and is included in the amount due to NCT Hearing discussed above. For the years ended December 31, 2002, 2003 and 2004, health benefits and claims included in selling, general and administrative expenses on our statements of operations were approximately $203,000, $69,000 and $32,000, respectively.

We participate in NCT's 401(k) Plan, referred to as the 401(k) Plan. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 15% of the employee's annual compensation to the 401(k) Plan. NCT, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no matching contributions for the years ended December 31, 2002, 2003 and 2004.

17.  Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for each quarter of 2003 and 2004. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

(Unaudited)

                                                                Year Ended December 31, 2003
                                        -----------------------------------------------------------------------------
                                         1st Quarter    2nd Quarter     3rd Quarter     4th Quarter       Full Year
                                        -------------   -------------  -------------   -------------   --------------
Net sales                               $    353,537    $    258,142   $    324,639    $    242,217    $   1,178,535
Gross profit                                 229,006         192,774        221,656         170,686          814,122
Loss attributable to common stockholders    (257,916)       (239,887)      (188,350)       (299,204)        (985,357)
Loss per share - basic and diluted             (0.01)          (0.01)           -             (0.01)           (0.03)

                                                                Year Ended December 31, 2004
                                        -----------------------------------------------------------------------------
                                         1st Quarter    2nd Quarter     3rd Quarter     4th Quarter       Full Year
                                         -------------   -------------  -------------   -------------   --------------

Net sales                               $    267,017    $    269,797   $    300,307    $    357,635     $  1,194,756
Gross profit                                 184,142         185,658        198,646         107,970 (a)      676,416
Loss attributable to common stockholders    (247,645)       (304,650)      (326,291)       (511,569)(a)   (1,390,155)
Loss per share - basic and diluted             (0.01)            -              -             (0.01)           (0.02)

(a)  Includes increase in inventory reserve of $114,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II


Board of Directors and Stockholders
Pro Tech Communications, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Pro Tech Communications, Inc. as of December 31, 2003 and 2004 and for each of the years ended December 31, 2002, 2003 and 2004 taken as a whole. The 2002, 2003 and 2004 information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Eisner LLP
--------------
    Eisner LLP


New York, New York
January 28, 2005

                                                                   SCHEDULE II

PRO TECH COMMUNICATIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
                 Column A                                    Column B              Column C               Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Charged       Charged to
                                                             Balance at     to costs        other                        Balance at
                                                             beginning        and         accounts -     Deductions -     end of
                Description                                   of period     expenses       Describe        Describe       period
--------------------------------------------------           -----------   -----------   -------------   ------------   ------------
Allowance for doubtful accounts:
      Year ended December 31, 2002                           $   24,784    $   29,800    $       0       $   27,275 (a) $   27,309
      Year ended December 31, 2003                               27,309         6,591            -            2,463 (a)     31,437
      Year ended December 31, 2004                               31,437        14,621            -           17,781 (a)     28,277

Allowance for inventory obsolescence:
      Year ended December 31, 2002                                  -          10,000            -              -           10,000
      Year ended December 31, 2003                               10,000           -              -            5,000 (b)      5,000
      Year ended December 31, 2004                                5,000       113,531            -              -          118,531

Accumulated depreciation:
      Year ended December 31, 2002                              306,640       161,219            -            2,084 (c)    465,775
      Year ended December 31, 2003                              465,775       155,887            -              -          621,662
      Year ended December 31, 2004                              621,662       147,040            -            2,602 (c)    766,100

Accumulated other intangibles and other assets amortization:
      Year ended December 31, 2002                            1,166,166       932,559     11,500,000 (d) 13,596,677 (e)      2,048
      Year ended December 31, 2003                                2,048       182,184            -            3,511 (e)    180,721
      Year ended December 31, 2004                              180,721       194,610            -              -          375,331


Attention is directed to the foregoing report of independent registered accounting firm and the notes to our financial statements.

----------
(a) Accounts written off, net of recoveries.
(b) Accounts previously reserved for, written off in current year.
(c) Write off fixed asset dispositions against reserve.
(d) Write down intangibles to estimated fair value.
(e) Write off fully amortized intangibles and other assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

                                                   PRO TECH COMMUNICATIONS, INC.

                                                   By:  /s/ RICHARD HENNESSEY
                                                        ---------------------
                                                        Richard Hennessey
                                                        President and
                                                        Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                            Title                      Date
           ----                            -----                      ----

  /s/ RICHARD HENNESSEY          President, Chief Operating       March 29, 2005
  ------------------------          Officer and Director
      Richard Hennessey         (principal executive officer)

  /s/ MARY CHRISTIAN-HEIN       Senior Vice President, Chief      March 29, 2005
  ------------------------     Financial Officer and Treasurer
      Mary Christian-Hein         (principal finance and
                                    accounting officer)

  /s/ IRENE LEBOVICS               Chairman of the Board          March 29, 2005
  ------------------------
      Irene Lebovics


  /s/ KEITH LARKIN                        Director                March 29, 2005
  ------------------------
      Keith Larkin


  /s/ MICHAEL J. PARRELLA                 Director                March 29, 2005
  ------------------------
      Michael J. Parrella


  /s/ CY E. HAMMOND                       Director                March 29, 2005
  ------------------------
      Cy E. Hammond