Form 10-Q
period 2005-03-31
PRO TECH COMMUNICATIONS INC
filed 2005-05-13
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q
                                  _____________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-28602

                          PRO TECH COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                         59-3281593
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


4492 Okeechobee Road, Fort Pierce, Florida                    34947
(Address of principal executive offices)                   (Zip Code)

                                 (772) 464-5100
              (Registrant's telephone number, including area code)







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


The number of shares of the registrant's common stock outstanding as of May 9, 2005 was 75,234,140 shares.


                                Table of Contents
                                                                                        Page
Part I     Financial Information

Item 1.    Financial Statements:
           Condensed Balance Sheets at December 31, 2004 and March 31, 2005
                (Unaudited)                                                                3
           Condensed Statements of Operations (Unaudited) for the Three Months
                Ended March 31, 2004 and 2005                                              4
           Condensed Statements of Cash Flows (Unaudited) for the Three Months
                Ended March 31, 2004 and 2005                                              5
           Notes to the Condensed Financial Statements (Unaudited)                         6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     15
Item 4.    Controls and Procedures                                                        15

Part II    Other Information


Item 6.    Exhibits                                                                       16
Signatures                                                                                17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                        December 31,         March 31,
                                                                                             2004               2005
                                                                                       ---------------    ---------------
ASSETS                                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                         $       59,097     $       26,401
     Accounts receivable, less allowance for doubtful accounts
        of $28,277 and $29,545, respectively                                                  137,396            171,525
     Inventories, net of reserves (Note 3)                                                    343,847            342,488
     Other current assets (Note 4)                                                             35,886             40,112
                                                                                       ---------------    ---------------
                     Total current assets                                                     576,226            580,526

Property and equipment, net (Note 5)                                                          306,398            323,377

Intangible assets, net of accumulated amortization of $375,331
     and $425,511, respectively                                                             2,610,484          2,560,303

Other assets                                                                                    5,939                115
                                                                                       ---------------    ---------------
                                                                                       $    3,499,047     $    3,464,321
                                                                                       ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
     Accounts payable                                                                  $      158,698     $      152,886
     Accrued expenses                                                                         229,145            229,685
     Current portion of capital lease obligations                                              11,492             11,342
     Other liabilities (Notes 6 and 13)                                                        61,864             70,617
     Current portion of note payable (Note 7)                                                   2,646              3,016
     Note payable to stockholder                                                               39,728             29,993
     Preferred stock subject to mandatory conversion into
        a variable number of shares of common stock (Note 8)                                  709,041            642,552
                                                                                       ---------------    ---------------
                     Total current liabilities                                              1,212,614          1,140,091

Note payable (Note 7)                                                                           1,430             14,425
Notes payable due to affiliates (Notes 9 and 13)                                            2,207,255          2,615,485
Capital lease obligations                                                                       9,841              7,221
                                                                                       ---------------    ---------------

                     Total liabilities                                                      3,431,140          3,777,222
                                                                                       ---------------    ---------------

Commitments

Stockholders' equity (capital deficit) (Notes 10 and 11):
     Preferred stock, $.01 par value, 1,000,000 shares authorized
          Series A convertible preferred, 4% cumulative dividend, stated value
            $1,000 per share, issued and outstanding, 50 and zero shares, respectively (Note 8)
          Series B convertible preferred, 4% cumulative dividend,
            stated value $1,000 per share, issued and outstanding, 460 shares (Note 8)            -                  -
     Common stock, $.001 par value, authorized 300,000,000 shares,
          issued and outstanding 73,390,133  and 75,234,140 shares, respectively               73,390             75,234
     Additional paid-in capital                                                            19,357,332         19,426,996
     Accumulated deficit                                                                  (19,362,815)       (19,815,131)
                                                                                       ---------------    ---------------
                     Total stockholders' equity (capital deficit)                              67,907           (312,901)
                                                                                       ---------------    ---------------
                                                                                       $    3,499,047     $    3,464,321
                                                                                       ===============    ===============

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                       ----------------------------------
                                                                                             2004               2005
                                                                                       ---------------    ---------------
Net sales                                                                              $      267,017     $      319,068

Costs and expenses:
Cost of goods sold                                                                             82,875            103,371
Selling, general and administrative expenses                                                  324,157            395,639
NCT Hearing and affiliates charges (Note 13)                                                   78,542            236,271
                                                                                       ---------------    ---------------
                                                                                              485,574            735,281

       Loss before other income (expense)                                                    (218,557)          (416,213)

Other income (expense):
    Interest expense, net                                                                      (5,415)            (4,530)
    Interest expense - NCT Hearing                                                            (18,328)           (30,015)
    Interest expense - convertible preferred stock (Note 8)                                    (5,485)            (5,019)
    Miscellaneous income, net                                                                     140              3,461
                                                                                       ---------------    ---------------

Net loss                                                                               $     (247,645)    $     (452,316)
                                                                                       ===============    ===============

Basic and diluted net loss per share                                                   $        (0.01)    $        (0.01)
                                                                                       ===============    ===============

Weighted average common shares outstanding -
   basic and diluted                                                                       33,200,311         73,390,133
                                                                                       ===============    ===============

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                       ----------------------------------
                                                                                             2004               2005
                                                                                       ---------------    ---------------
Cash flows from operating activities:
      Net loss                                                                         $     (247,645)    $     (452,316)
      Adjustments to reconcile net loss to net
             cash used in operating activities:
          Notes payable issued for services received                                          150,452            293,230
          Depreciation and amortization                                                        83,840             81,978
          Provision for doubtful accounts                                                       7,119              1,268
          Preferred stock dividends as interest                                                 5,485              5,019
          Changes in operating assets and liabilities:
             Increase in accounts receivable                                                  (36,210)           (35,397)
             Decrease in inventories                                                           17,905              1,359
             (Increase) decrease in other assets                                               (4,615)             1,598
             Decrease in accounts payable                                                      (3,896)            (5,812)
             Increase in accrued expenses                                                       6,578                540
             (Decrease) increase in other liabilities                                          (7,778)            11,381
                                                                                       ---------------    ---------------
                Net cash used in operating activities                                  $      (28,765)    $      (97,152)
                                                                                       ---------------    ---------------
Cash flows from investing activities:
      Capital expenditures                                                                     (1,730)           (31,175)
                                                                                       ---------------    ---------------
                Net cash used in investing activities                                  $       (1,730)    $      (31,175)
                                                                                       ---------------    ---------------
Cash flows from financing activities:
      Proceeds from:
          Notes payable - NCT Hearing                                                          232,000           115,000
      Payment made on:
          Notes payable                                                                        (8,150)           (13,971)
          Notes payable - NCT Hearing                                                             -               (2,628)
          Capital lease obligations                                                            (2,516)            (2,770)
                                                                                       ---------------    ---------------
                Net cash provided by financing activities                              $      221,334     $       95,631
                                                                                       ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                   $      190,839     $      (32,696)
Cash and cash equivalents - beginning of period                                                21,193             59,097
                                                                                       ---------------    ---------------
Cash and cash equivalents - end of period                                              $      212,032     $       26,401
                                                                                       ===============    ===============



Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                            $        6,146     $        4,530
                                                                                       ===============    ===============

Supplemental disclosures of non-cash investing and financing activities:
   Asset acquired with note payable                                                    $          -       $       17,601
                                                                                       ===============    ===============
   Issuance of common stock upon conversion of series A
      preferred stock and dividends                                                    $          -       $       59,008
                                                                                       ===============    ===============
   Adjustment of monetary value on series A preferred stock
     upon conversion                                                                   $          -       $       12,500
                                                                                       ===============    ===============

The accompanying notes are an integral part of the condensed financial statements.

PRO TECH COMMUNICATIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain amounts for 2004 have been reclassified to conform to the 2005 classifications.

Loss per Share

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares such as options, warrants and convertible preferred stock at March 31, 2004 and 2005 was not included in the net loss per share calculations for the interim periods then ended, as the effect would be antidilutive.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We are evaluating and have not yet determined the impact, if any, that the adoption if SFAS No. 151 will have on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We have not yet determined the impact, if any, that the adoption of SFAS No. 123R will have on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for us beginning July 1, 2005. We do not anticipate that the adoption of SFAS 153 will have a material impact on our financial position, results of operations or cash flows.

2. Stock Options

     We have elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting  for  Stock-Based   Compensation  -  Transition  and  Disclosure  an
amendment to FASB Statement No. 123," and continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS No. 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

                                                  For the Three Months
                                                    Ended March 31,
                                              ------------------------------
                                                   2004             2005
                                              -------------    -------------
Net loss, as reported                          $  (247,645)     $  (452,316)
Stock-based employee costs based on fair
  value method, net of related taxes                (4,498)             -
                                              -------------    -------------

Net loss, pro forma                            $  (252,143)     $  (452,316)
                                              =============    =============
Basic and diluted loss per common share:

     As reported                               $     (0.01)     $     (0.01)
                                              =============    =============
     Pro forma                                 $     (0.01)     $     (0.01)
                                              =============    =============

3. Inventories

   Inventories, net consisted of the following:

                                               December 31,      March 31,
                                                   2004            2005
                                              -------------    -------------
Finished goods                                 $   268,012      $   272,790
Components                                         174,726          169,341
Work in progress                                    19,640           18,888
                                              -------------    -------------
    Gross inventory                                462,378          461,019
Less:  reserve for obsolete inventory              118,531          118,531
                                              -------------    -------------
                                               $   343,847      $   342,488
                                              =============    =============

4. Other Current Assets

   Other current assets consisted of the following:

                                               December 31,      March 31,
                                                   2004            2005
                                              -------------    -------------
Prepaid insurance                              $    15,922      $    11,381
Prepaid inventory purchases                          4,843           17,433
Other                                               15,121           11,298
                                              -------------    -------------
                                               $    35,886      $    40,112
                                              =============    =============

5. Property and Equipment

   Property and equipment, net consisted of the following:

                                               December 31,      March 31,
                                                   2004            2005
                                              -------------    -------------
Production molds                               $   454,303      $   483,798
Office equipment                                   171,582          171,582
Production equipment                                39,140           39,140
Leasehold improvements                             315,050          315,050
Vehicles                                            12,414           19,281
Marketing displays                                  18,116           18,116
                                              -------------    -------------
                                                 1,010,605        1,046,967
Less accumulated depreciation
  and amortization                                 708,946          727,495
                                              -------------    -------------
                                                   301,659          319,472
                                              -------------    -------------
Assets under capital lease:
Cost                                                61,893           61,893
Less accumulated amortization                       57,154           57,988
                                              -------------    -------------
                                                     4,739            3,905
                                              -------------    -------------

                                               $   306,398      $   323,377
                                              =============    =============

Total depreciation and amortization expense, with respect to property and equipment, was $38,660 and $31,797, for the three months ended March 31, 2004 and 2005, respectively.

6. Other Liabilities

   Other liabilities consisted of the following:

                                               December 31,      March 31,
                                                   2004            2005
                                              -------------    -------------
Due to factor                                  $     4,017      $    15,398
Due to NCT Hearing Products, Inc.                   57,847           55,219
                                              -------------    -------------
                                               $    61,864       $   70,617
                                              =============    =============

     At March 31, 2005, accounts receivable factored and still outstanding were $39,693, of which $33,739 was under recourse provisions. Total factoring fees amounted to $415 and $1,109 for the three months ended March 31, 2004 and 2005, respectively. Interest expense incurred under this agreement amounted to $316 and $553 for the three months ended March 31, 2004 and 2005, respectively.

     During the three months ended March 31, 2005, NCT Hearing Products, Inc. ("NCT Hearing"), our parent company, advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of March 31, 2005, outstanding cash advances to us from NCT Hearing under this arrangement were $55,219 (see Note 13).

7. Notes Payable

     On January 20, 2005, we obtained a bank loan of $17,601. The loan, secured by a vehicle, provides for equal monthly payments of approximately $358, including interest at 8.0%, maturing on February 10, 2010. As of March 31, 2005, the balance outstanding was $17,441. As of March 31, 2005, $3,016 is included in current portion of note payable and $14,425 is included in note payable on our condensed balance sheet.

8. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock

Series A Convertible Preferred Stock

     On March 31, 2005, 50 shares of our series A preferred stock plus accrued dividends were automatically converted into 1,844,007 shares of our common stock. No shares of our series A preferred stock were outstanding at March 31, 2005. Dividends classified as interest expense for series A preferred stock were $499 and $482, for the three months ended March 31, 2004 and 2005, respectively.

Series B Convertible Preferred Stock

     No shares of our series B preferred stock were converted or exchanged during the three months ended March 31, 2005. Dividends classified as interest expense for series B preferred stock were $4,986 and $4,537, for the three months ended March 31, 2004 and 2005, respectively.

     Our series B preferred stock is carried on our balance sheet as of March 31, 2005 at its monetary value of $642,552, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $67,552. We would have to issue approximately 14.4 million shares of our common stock if settlement of the stated value of our series B preferred stock had occurred as of March 31, 2005. We have the option to settle the accrued dividends in cash or common stock. As of March 31, 2005, settlement in common stock for the accrued dividends on our series B preferred stock would require issuance of approximately 2.1 million shares. There is no limit on the number of shares that we could be required to issue upon conversion of the series B preferred stock.

9. Notes Payable Due to Affiliates

     During the three months ended March 31, 2005, we issued an aggregate of $378,215 of secured promissory notes to NCT Hearing Products, Inc., our parent company, as consideration for $115,000 of cash advanced and $263,215 of services provided.

     As of March 31, 2005, we owed $2,615,485 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (5.75% at March 31, 2005):

Original issue date of note:      Maturing:              Principal             Interest               Total
----------------------------     -----------------    -----------------    -----------------    -----------------
  June 30, 2004                   April 1, 2006        $     1,671,843      $        62,818      $     1,734,661
  September 17, 2004              April 1, 2006                 35,000                  976               35,976
  September 30, 2004              October 1, 2006              218,617                5,723              224,340
  December 31, 2004               October 1, 2006              238,758                3,226              241,984
  February 25, 2005               April 1, 2007                 30,000                  156               30,156
  March 16, 2005                  April 1, 2007                 35,000                   82               35,082
  March 22, 2005                  April 1, 2007                 50,000                   71               50,071
  March 31, 2005                  April 1, 2007                263,215                  -                263,215
                                                      -----------------    -----------------    -----------------
                                                       $     2,542,433      $        73,052      $     2,615,485
                                                      =================    =================    =================

10. Stockholders' Equity (Capital Deficit)

     The changes in stockholders' equity (capital deficit) during the three months ended March 31, 2005, were as follows:

                                        Common Stock             Additional       Accumulated
                                     Shares      Amount       Paid-in capital       Deficit           Total
                                  -------------------------   ---------------   ---------------   --------------
Balance at December 31, 2004       73,390,133   $   73,390    $  19,357,332     $  (19,362,815)    $     67,907

Issuance of common stock:
   Conversion of Preferred Stock    1,844,007        1,844           57,164                -             59,008

Net Loss                                  -            -                -             (452,316)        (452,316)
Other                                     -            -             12,500                -             12,500

                                  -------------------------   ---------------   ---------------   --------------
Balance at March 31, 2005          75,234,140   $   75,234    $  19,426,996     $  (19,815,131)    $   (312,901)
                                  =========================   ===============   ===============   ==============


11. Common Stock

     On March 31, 2005, we issued 1,844,007 shares upon automatic conversion of 50 shares plus accrued dividends of our series A convertible preferred stock (see Note 8).

     At March 31, 2005, we were required to reserve approximately 24.6 million shares of our common stock for issuance, including shares issuable upon exercise of outstanding options and upon conversion of our series B convertible preferred stock.

12. Business Divisions Results

     Products Business: Our Products Business develops, manufactures and distributes headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Our current products include Apollo headsets and amplifiers for use in contact centers, ProCom headsets for use in quick-service restaurants and NoiseBuster active noise reduction consumer audio headphones.

     Telecommunications Systems Integration Business: Our Telecommunications Systems Integration Business sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications system integration support to the small office and the large corporate call center clients.

     Call Center Operations Business: Our Call Center Operations Business performed outbound telemarketing and information gathering services. The extent of our commercial activities for this business during 2004 was insignificant and management had decided to let the operations runoff. The net income from this business division for the three months ended March 31, 2004 and 2005 was $2,173 and zero, respectively, and has been reclassified, for the periods presented, under our Products Business division.

     As of March 31, 2005, these divisions were not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Business division data is as follows:

                                                                   Division
                                             --------------------------------------------------
                                                               Telecom Systems       Total
                                                 Products        Integration       Divisions
                                             ---------------   ---------------   --------------
For the three months ended March 31, 2005:
   Sales to external  customers              $      298,191    $       20,877    $     319,068
   Net loss                                        (441,064)          (11,252)        (452,316)

For the three months ended March 31, 2004:
   Sales to external  customers              $      232,320    $       34,697    $     267,017
   Net (loss) income                               (249,341)            1,696         (247,645)

13. Related Party Transactions

NCT Hearing and Affiliates

     NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our condensed statements of operations. The following table summarizes the approximate charges by NCT
Hearing and its affiliates during the three months ended March 31, 2004 and 2005.

                                For the Three Months
                                    Ended March 31,
                            ------------------------------
                                 2004            2005
                            -------------    -------------
Labor                        $    54,000      $   208,000
Overhead                          25,000           28,000
                            -------------    -------------
                             $    79,000      $   236,000
                            =============    =============

     As of December 31, 2004 and March 31, 2005, we owed an aggregate of $2,265,102 and $2,670,704, respectively, to NCT Hearing. As of March 31, 2005, $2,615,485 is included in notes payable due to affiliates and the remaining $55,219 is included in other liabilities (see Note 6) on our condensed balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

     o our ability to generate sufficient revenues to sustain our current level of operations and to execute our business plan;
     o    our ability to obtain additional financing if and when necessary;
     o    the level of demand for our products and services;
     o    the level and intensity of competition in our industries;
     o    difficulties or delays in manufacturing;
     o our ability to develop new products and the market's acceptance of these products;
     o    our ability to maintain and expand our strategic relationships;
     o    our ability to protect our intellectual property rights;
     o    our ability to effectively manage our operating costs; and
     o    our ability to attract and retain key personnel.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Description of Business

     Pro Tech primarily develops and distributes headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. We currently offer headphones, headsets, amplifiers, hands-free telephones and accessories. We also have limited operations in the telecommunications systems integration business.

     We intend to continue to pursue new product development. Under a license agreement with our parent company, NCT Hearing Products, Inc., we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. Though an expansion of this license, we now have the ability to address additional markets of opportunity, including personal hearing protection, spectator racing, two-way radio communications, aviation and military. We intend to enter many of these markets through the introduction of an extensive new ProActive line of active noise reduction products as well as passive products designed for higher noise settings. The first of these products is expected to be the ProActive safety earmuff. This earmuff is designed to provide industrial hearing protection for use in high-noise environments by combining passive hearing protection with advanced active noise reduction technology. We expect to commercially introduce this product during the second quarter of 2005.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Several of our accounting policies involve significant judgments and uncertainties. On an on-going basis, our management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, adjustments to inventory valuations, asset impairment and accrual for warranty expense. Our management bases its estimates on historical experience, observable trends and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

     A summary of our critical accounting policies and estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes to these policies since December 31, 2004.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Net loss. Net loss for the three months ended March 31, 2005 increased approximately $205,000, or 83%, compared to the same three-month period in 2004. This increase was due to increases of approximately $158,000 in NCT Hearing and affiliates charges and of approximately $71,000 in selling, general and administrative expenses, partially offset by an increase of approximately $52,000 in net sales.

     Net sales. Net sales for the three months ended March 31, 2005 increased approximately $52,000, or 19%, compared to the three months ended March 31, 2004. The increase was primarily due to an increase in sales from our consumer audio and telephone markets, partially offset by a reduction in sales from our quick service restaurant market.

     Sales from our quick service restaurant market decreased approximately $26,000 for the three months ended March 31, 2005 as compared to the same three-month period in 2004. This decrease was due to the continuing impact of market competition from Far East headset manufacturers and increased industry use of equipment maintanance support contractors, who provide a wide range of restaurant equipment, thereby eliminating the need for owners and franchisees to purchase headset products from individual manufacturers, which resulted in decreased purchases of our quick service restaurant headsets.

     Sales from our telephone market increased approximately $36,000 for the three months ended March 31, 2005 as compared to the same three-month period in 2004. This increase was due to increased sales of our Apollo line of products, some of which have been re-engineered over the past twelve months.

     Sales from our consumer audio market were approximately $59,000 for the three months ended March 31, 2005. We had not yet entered this market during the three months ended March 31, 2004.

     Cost of goods sold. For the three months ended March 31, 2005, cost of goods sold increased approximately $20,000, or 25%, compared to the same three-month period in 2004. This increase was attributable to the increase in sales volume for our consumer audio and telephone markets and related to a change in the mix of headset units sold.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, decreased to 67.6% for the three months ended March 31, 2005 from 69.0% for the three months ended March 31, 2004. This decrease was the result of a change in the mix of products sold.

     Selling, general and administrative expenses. For the three months ended March 31, 2005, selling, general and administrative expenses increased approximately $71,000, or 22%, compared to the same three-month period in 2004. This increase was due mainly to increases of $37,000 in payroll and related expenses and $18,000 in marketing expenses reflecting increased spending related to our consumer audio headset, the NoiseBuster.

     NCT Hearing and affiliates charges. For the three months ended March 31, 2005, NCT Hearing and affiliates charges increased approximately $158,000, or 201%, compared to the same three-month period in 2004. This increase was due mainly to the additional work performed by their (1) engineering staff in connection with the re-engineering of our Apollo amplifier and product development of the ProActive safety earmuff and (2) marketing staff in connection with the continued support related to our consumer audio headset, the NoiseBuster.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the three months ended March 31, 2005, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Hearing and its affiliates. Management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts and other factors related to the uncertainties of our industry and the economy in general. Accordingly, we may be required to seek additional financing during the next 12 months. Management can give no assurance that any additional financing, including from NCT Hearing, will be available to us on commercially reasonable terms, or at all. The failure to obtain any needed financing could have a material adverse effect on us.

     At March 31, 2005, cash and cash equivalents were $26,401.

     The current ratio (current assets to current liabilities) was .58 to 1.00 at March 31, 2005, as compared to .48 to 1.00 at December 31, 2004. At March 31, 2005, our working capital deficit was $559,565 compared to a working capital deficit of $636,388 at December 31, 2004. This decrease in working capital deficit of approximately $77,000 was due primarily to a decrease in current liabilities of approximately $72,000 related to the mandatory conversion of our series A convertible preferred stock into shares of our common stock.

     For the three months ended March 31, 2005, net cash used in operating activities was $97,152 compared to $28,765 for the three months ended March 31, 2004. This increase of approximately $68,000 was due primarily to funding the net loss of $452,000, as adjusted to reconcile net cash.

     For the three months ended March 31, 2005, net cash used in investing activities was $31,175 compared to $1,730 for the three months ended March 31, 2004. This increase of approximately $29,000 was due primarily to the purchase of tooling equipment for the ProActive line of products.

     For the three months ended March 31, 2005, net cash provided by financing activities was $95,631 compared to $221,334 for the three months ended March 31, 2004. This decrease of approximately $126,000 was due to an decrease of $117,000 in net cash received from NCT Hearing during the three months ended March 31, 2005. Cash advances totaling $115,000 were received from NCT Hearing during the three months ended March 31, 2005 in exchange for long-term notes payable.

     We have no lines of credit with banks or other lending institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of March 31, 2005 and no material commitments are expected in the near future. In connection with the proposed release of our new ProActive safety earmuff, we have incurred 25% of the approximate $110,000 in tooling costs and anticipate incurring the remaining tooling costs (for the mold needed for the product) payable as follows: 25% with the first shipment of product and the 50% remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 Certification of President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of President and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PRO TECH COMMUNICATIONS, INC.


                                                By:      /s/ RICHARD HENNESSEY
                                                         -----------------------
                                                         Richard Hennessey
                                                         President


                                                By:      /s/ MARY CHRISTIAN-HEIN
                                                         -----------------------
                                                         Mary Christian-Hein
                                                         Chief Financial Officer

Dated:  May 13, 2005