Form 10-Q
period 2005-06-30
PRO TECH COMMUNICATIONS INC
filed 2005-08-09
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2005

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


The number of shares of the registrant's common stock outstanding as of August 5, 2005 was 75,234,140 shares.


                                Table of Contents
                                                                                         Page
Part I     Financial Information

Item 1.    Financial Statements:
           Condensed Balance Sheets at December 31, 2004 and June 30, 2005
                (Unaudited)                                                                 3
           Condensed Statements of Operations (Unaudited) for the Three and Six Months
                Ended June 30, 2004 and 2005                                                4
           Condensed Statements of Cash Flows (Unaudited) for the Three and Six Months
                Ended June 30, 2004 and 2005                                                5
           Notes to the Condensed Financial Statements (Unaudited)                          6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                 13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      17
Item 4.    Controls and Procedures                                                         17

Part II    Other Information

Item 6.    Exhibits                                                                        18
Signatures                                                                                 19


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                          December 31,             June 30,
                                                                                              2004                   2005
                                                                                        ----------------       ----------------
ASSETS                                                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                           $       59,097         $       47,213
     Accounts receivable, less allowance for doubtful accounts
        of $28,277 and $17,935, respectively                                                    137,396                141,901
     Inventories, net of reserves (Note 3)                                                      343,847                361,507
     Other current assets (Note 4)                                                               35,886                 32,444
                                                                                        ----------------       ----------------
                     Total current assets                                                       576,226                583,065

Property and equipment, net (Note 5)                                                            306,398                291,245

Intangible assets, net of accumulated amortization of $375,331
     and $475,692, respectively                                                               2,610,484              2,510,123

Other assets                                                                                      5,939                    115
                                                                                        ----------------       ----------------
                                                                                         $    3,499,047         $    3,384,548
                                                                                        ================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
     Accounts payable                                                                    $      158,698         $      230,580
     Accrued expenses                                                                           229,145                187,741
     Current portion of capital lease obligations                                                11,492                 10,975
     Other liabilities (Notes 6 and 13)                                                          61,864                 70,272
     Current portion of note payable (Note 7)                                                     2,646                  3,077
     Note payable to stockholder (Note 7)                                                        39,728                 20,059
     Preferred stock subject to mandatory conversion into
        a variable number of shares of common stock (Note 8)                                    709,041                647,139
                                                                                        ----------------       ----------------
                     Total current liabilities                                                1,212,614              1,169,843

Note payable (Note 7)                                                                             1,430                 13,632
Notes payable due to affiliates (Notes 9 and 13)                                              2,207,255              2,941,072
Capital lease obligations                                                                         9,841                  4,751
                                                                                        ----------------       ----------------

                     Total liabilities                                                        3,431,140              4,129,298
                                                                                        ----------------       ----------------

Commitments

Stockholders' equity (capital deficit) (Notes 10 and 11):
    Preferred stock, $.01 par value, 1,000,000 shares authorized
        Series A convertible preferred, 4% cumulative dividend,
         stated value $1,000 per share, issued and outstanding,
         50 and zero shares, respectively (Note 8)
        Series B convertible preferred, 4% cumulative dividend,
         stated value $1,000 per share, issued and outstanding, 460 shares (Note 8)                 -                      -
    Common stock, $.001 par value, authorized 300,000,000 shares,
        issued and outstanding 73,390,133  and 75,234,140 shares, respectively                   73,390                 75,234
    Additional paid-in capital                                                               19,357,332             19,426,996
    Accumulated deficit                                                                     (19,362,815)           (20,246,980)
                                                                                        ----------------       ----------------
                     Total stockholders' equity (capital deficit)                                67,907               (744,750)
                                                                                        ----------------       ----------------
                                                                                         $    3,499,047         $    3,384,548
                                                                                        ================       ================

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                    For the Three Months                  For the Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                            -----------------------------------  ----------------------------------
                                                                 2004                 2005             2004               2005
                                                            ---------------     ---------------  ---------------     --------------
Net sales                                                   $      269,797      $      311,697   $      536,814      $     630,765

Costs and expenses:
Cost of goods sold                                                  84,139              96,865          167,014            200,236
Selling, general and administrative expenses                       346,623             368,670          670,780            764,309
NCT Hearing and affiliates charges (Note 13)                       121,463             232,324          200,005            468,595
                                                            ---------------     ---------------  ---------------     --------------
                                                                   552,225             697,859        1,037,799          1,433,140

       Loss before other income (expense)                         (282,428)           (386,162)        (500,985)          (802,375)

    Interest expense, net                                           (3,995)             (4,123)          (9,410)            (8,653)
    Interest expense - NCT Hearing                                 (15,142)            (38,513)         (33,470)           (68,528)
    Interest expense - convertible preferred stock (Note 8)         (5,200)             (4,588)         (10,685)            (9,607)
    Miscellaneous income, net                                        2,115               1,537            2,255              4,998
                                                            ---------------     ---------------  ---------------     --------------

Net loss                                                    $     (304,650)     $     (431,849)  $     (552,295)     $    (884,165)
                                                            ===============     ===============  ===============     ==============


Basic and diluted net loss per share                        $        (0.00)     $        (0.01)  $        (0.01)     $       (0.01)
                                                            ===============     ===============  ===============     ==============

Weighted average common shares outstanding -
   basic and diluted                                            69,286,978          75,234,140       51,343,332         74,312,137
                                                            ===============     ===============  ===============     ==============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                              ----------------------------------------
                                                                                    2004                   2005
                                                                              ------------------    ------------------
Cash flows from operating activities:
     Net loss                                                                 $        (552,295)    $        (884,165)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
        Notes payable issued for services received                                      349,017               618,817
        Depreciation and amortization                                                   169,940               164,290
        Provision for doubtful accounts                                                   6,614               (10,342)
        Preferred stock dividends as interest                                            10,685                 9,606
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                   (32,974)                5,837
           Decrease (increase) in inventories                                            23,578               (17,660)
           (Increase) decrease in other assets                                          (27,617)                9,266
           (Decrease) increase in accounts payable                                      (29,432)               71,882
           Decrease in accrued expenses                                                  (7,595)              (41,404)
           Increase (decrease) in other liabilities                                         328                (4,017)
                                                                              ------------------    ------------------
              Net cash used in operating activities                           $         (89,751)    $         (77,890)
                                                                              ------------------    ------------------
Cash flows from investing activities:
     Capital expenditures                                                                (1,730)              (31,175)
                                                                              ------------------    ------------------
              Net cash used in investing activities                           $          (1,730)    $         (31,175)
                                                                              ------------------    ------------------
Cash flows from financing activities:
     Proceeds from:
        Notes payable - NCT Hearing                                                     232,000               130,053
     Payment made on:
        Notes payable                                                                   (18,223)              (24,637)
        Notes payable - NCT Hearing                                                     (27,648)               (2,628)
        Capital lease obligations                                                        (5,091)               (5,607)
                                                                              ------------------    ------------------
              Net cash provided by financing activities                       $         181,038     $          97,181
                                                                              ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                          $          89,557     $         (11,884)
Cash and cash equivalents - beginning of period                                          21,193                59,097
                                                                              ------------------    ------------------
Cash and cash equivalents - end of period                                     $         110,750     $          47,213
                                                                              ==================    ==================


Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                   $          10,141     $           8,598
                                                                              ==================    ==================

Supplemental disclosures of non-cash investing and financing activities:
   Asset acquired with note payable                                           $             -       $          17,601
                                                                              ==================    ==================
   Issuance of common stock upon conversion of series A
      preferred stock and dividends                                           $             -       $          59,008
                                                                              ==================    ==================
   Adjustment of monetary value on series A preferred stock
     upon conversion                                                          $             -       $          12,500
                                                                              ==================    ==================
   Principal on notes payable refinanced                                      $       1,489,641     $       1,730,239
                                                                              ==================    ==================
   Interest on notes payable refinanced                                       $          61,611     $          89,788
                                                                              ==================    ==================
   Note receivable from director offset with note payable from stockholder    $          66,775     $             -
                                                                              ==================    ==================
   Issuance of common stock for payment of notes payable                      $         640,466     $             -
                                                                              ==================    ==================
   Issuance of common stock for intangible assets                             $         275,000     $             -
                                                                              ==================    ==================

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


1. Organization and Basis of Presentation

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our" or "Pro Tech." Pro Tech engineers, designs and distributes audio and communication solutions and other products for consumers, business users and industrial users. We have been a majority-owned subsidiary of NCT Hearing Products, Inc. ("NCT Hearing"), a wholly-owned subsidiary of NCT Group, Inc. ("NCT"), since September 2000. As of June 30, 2005, NCT Hearing owned approximately 83% of our outstanding common stock.

     The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Loss per Share

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares such as options, warrants and convertible preferred stock at June 30, 2004 and 2005 was not included in the net loss per share calculations for the interim periods then ended, as the effect would be antidilutive.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for us beginning July 1, 2005. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The provisions of this statement are effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

     In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for us beginning July 1, 2005. We do not anticipate that the adoption of EITF 05-6 will have a material impact on our financial position, results of operations or cash flows.

2. Stock Options

     We have elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123," and continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS No. 123, our net loss and net loss per share would have been the pro forma amounts indicated below:


                                                              For the Three Months                 For the Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                         --------------------------------    --------------------------------
                                                              2004             2005               2004             2005
                                                         ---------------  ---------------    ---------------  ---------------
Net loss, as reported                                    $     (304,650)  $     (431,849)    $     (552,295)  $     (884,165)
Stock-based employee costs based on fair
 value method, net of related taxes                              (1,668)             -               (6,166)             -
                                                         ---------------  ---------------    ---------------  ---------------

Net loss, pro forma                                      $     (306,318)  $     (431,849)    $     (558,461)  $     (884,165)
                                                         ===============  ===============    ===============  ===============
Basic and diluted loss per common share:
  As reported                                            $        (0.00)  $        (0.01)    $        (0.01)  $        (0.01)
                                                         ===============  ===============    ===============  ===============
  Pro forma                                              $        (0.00)  $        (0.01)    $        (0.01)  $        (0.01)
                                                         ===============  ===============    ===============  ===============


3. Inventories

   Inventories, net consisted of the following:

                                                December 31,        June 30,
                                                   2004               2005
                                              ---------------    ---------------
   Finished goods                             $      268,012     $     253,858
   Components                                        174,726           190,953
   Work in progress                                   19,640            35,227
                                              ---------------    ---------------
     Gross inventory                                 462,378           480,038
   Less:  reserve for obsolete inventory             118,531           118,531
                                              ---------------    ---------------
                                              $      343,847     $     361,507
                                              ===============    ===============


4. Other Current Assets

   Other current assets consisted of the following:

                                                December 31,        June 30,
                                                   2004               2005
                                              ---------------   ---------------
   Prepaid insurance                          $       15,922    $        6,840
   Prepaid inventory purchases                         4,843            13,953
   Other                                              15,121            11,651
                                              ---------------   ---------------
                                              $       35,886    $       32,444
                                              ===============   ===============


5. Property and Equipment

   Property and equipment, net consisted of the following:

                                                December 31,        June 30,
                                                   2004               2005
                                               ---------------   ---------------
   Production molds                            $     454,303     $     483,798
   Office equipment                                  171,582           171,582
   Production equipment                               39,140            39,140
   Leasehold improvements                            315,050           315,050
   Vehicles                                           12,414            19,281
   Marketing displays                                 18,116            18,116
                                               ---------------   ---------------
                                                   1,010,605         1,046,967
   Less accumulated depreciation
    and amortization                                 708,946           758,794
                                               ---------------   ---------------
                                                     301,659           288,173
                                               ---------------   ---------------
   Assets under capital lease:
   Cost                                               61,893            61,893
   Less accumulated amortization                      57,154            58,821
                                               ---------------   ---------------
                                                       4,739             3,072
                                               ---------------   ---------------

                                               $     306,398    $      291,245
                                               ===============   ===============


   Total depreciation and amortization expense, with respect to property and equipment, was $75,691 and $63,929, for the six months ended June 30, 2004 and 2005, respectively.

6. Other Liabilities

   Other liabilities consisted of the following:

                                                 December 31,        June 30,
                                                    2004              2005
                                               ---------------   ---------------
Due to factor                                  $        4,017    $          -
Due to NCT Hearing Products, Inc.                      57,847            70,272
                                               ---------------   ---------------
                                               $       61,864    $       70,272
                                               ===============   ===============


     At June 30, 2005, accounts receivable factored and still outstanding was zero. Total factoring fees amounted to $763 and $1,109 for the six months ended June 30, 2004 and 2005, respectively. Interest expense incurred under this agreement amounted to $434 and $710 for the six months ended June 30, 2004 and 2005, respectively.

     During the six months ended June 30, 2005, NCT Hearing, our parent company, advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of June 30, 2005, outstanding cash advances to us from NCT Hearing under this arrangement were $70,272 (see Note 13).

7. Note Payable and Note Payable to Stockholder

     On January 20, 2005, we obtained a bank loan of $17,601. The loan, secured by a vehicle, provides for equal monthly payments of approximately $358, including interest at 8.0%, maturing on February 10, 2010.

     On June 1, 2005, we refinanced $23,396 in principal from a note payable to a stockholder, which was due to mature on June 27, 2005, into a new note. The new note bears interest at 8.5% and provides for monthly payments including interest of $3,500 through November 30, 2005, with the remaining balance due on December 30, 2005.

8. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock

Series A Convertible Preferred Stock

     On March 31, 2005, the remaining outstanding 50 shares of our series A preferred stock plus accrued dividends were automatically converted into 1,844,007 shares of our common stock. As a result, no shares of our series A preferred stock are outstanding. Dividends classified as interest expense for series A preferred stock were $997 and $482, for the six months ended June 30, 2004 and 2005, respectively.

Series B Convertible Preferred Stock

     No shares of our series B preferred stock were converted or exchanged during the six months ended June 30, 2005. Dividends classified as interest expense for series B preferred stock were $9,688 and $9,125, for the six months ended June 30, 2004 and 2005, respectively.

     Our series B preferred stock is carried on our balance sheet as of June 30, 2005 at its monetary value of $647,139, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $72,139. We would have to issue approximately 26.1 million shares of our common stock if settlement of the stated value of our series B preferred stock had occurred as of June 30, 2005. We have the option to settle the accrued dividends in cash or common stock. As of June 30, 2005, settlement in common stock for the accrued dividends on our series B preferred stock would require issuance of approximately 4.1 million shares. There is no limit on the number of shares that we could be required to issue upon conversion of the series B preferred stock.

9. Notes Payable Due to Affiliates

     During the six months ended June 30, 2005, we issued an aggregate of $2,461,920 of secured promissory notes to NCT Hearing Products, Inc., our parent company, as consideration for $115,000 of cash advanced, $550,289 of services provided and the refinancing of $1,706,843 of principal and $89,788 of interest for notes consolidated in advance of maturity.

     As of June 30, 2005, we owed $2,941,072 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (6.25% at June 30, 2005):


Original issue date of note:     Maturing:               Principal           Interest            Total
----------------------------     ------------------   ----------------   ----------------   ----------------
  September 30, 2004             October 1, 2006      $       218,617    $         9,047    $       227,664
  December 31, 2004              October 1, 2006              238,758              6,813            245,571
  February 25, 2005              April 1, 2007                 30,000                603             30,603
  March 16, 2005                 April 1, 2007                 35,000                601             35,601
  March 22, 2005                 April 1, 2007                 50,000                813             50,813
  March 31, 2005                 April 1, 2007                263,215              3,900            267,115
  June 30, 2005                  October 1, 2007            2,083,705                -            2,083,705
                                                      ----------------   ----------------   ---------------
                                                      $     2,919,295    $        21,777    $     2,941,072
                                                      ================   ================   ===============


10. Stockholders' Equity (Capital Deficit)

     The changes in stockholders' equity (capital deficit) during the six months ended June 30, 2005, were as follows:


                                     Common Stock           Additional       Accumulated
                                   Shares      Amount     Paid-in capital      Deficit          Total
                                ------------------------  ---------------  ---------------  --------------
Balance at December 31, 2004     73,390,133  $   73,390   $   19,357,332   $  (19,362,815)  $      67,907

Issuance of common stock:
  Conversion of Preferred Stock   1,844,007       1,844           57,164              -            59,008

Net Loss                                -           -                -           (884,165)       (884,165)
Other                                   -           -             12,500              -            12,500

                                ------------------------  ---------------  ---------------  --------------
Balance at June 30, 2005         75,234,140  $   75,234   $   19,426,996   $  (20,246,980)  $    (744,750)
                                ========================  ===============  ===============  ==============


11. Common Stock

     On March 31, 2005, we issued 1,844,007 shares upon automatic conversion of 50 shares plus accrued dividends of our series A convertible preferred stock (see Note 8).

     At June 30, 2005, we were required to reserve approximately 43.8 million shares of our common stock for issuance, including shares issuable upon exercise of outstanding options and upon conversion of our series B convertible preferred stock.

12. Business Divisions Results

     Products Business: Our Products Business develops, manufactures and distributes headphone and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Our current products include Apollo headsets and amplifiers for use in contact centers, ProCom headsets for use in quick-service restaurants and NoiseBuster active noise reduction consumer audio headphones. In June 2005, we also announced the introduction of our NoiseBuster safety earmuff.

     Telecommunications Systems Integration Business: Our Telecommunications Systems Integration Business sells and installs simple to sophisticated analog, digital and Internet Protocol phone systems providing telecommunications system integration support to the small office and the large corporate call center clients.

     Call Center Operations Business: Our Call Center Operations Business performed outbound telemarketing and information gathering services. The extent of our commercial activities for this business during 2004 was insignificant and management had decided to let the operations runoff. The net (loss) income before other income (expense) from this business division for the three and six months ended June 30, 2004 was $(58) and $2,134, respectively, and has been reclassified, for the periods presented, under our Products Business division. The net (loss) income before other income (expense) from this business division for each of the three and six months ended June 30, 2005 was zero.

     As of June 30, 2005, these divisions were not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Business division data is as follows:


                                                                Telecom Systems        Total
                                                  Products         Integration        Divisions
                                               --------------   ---------------   ---------------
For the three months ended June 30, 2005:
   Sales to external  customers                $     288,082     $     23,615     $      311,697
   Loss before other income (expense)               (381,382)          (4,780)          (386,162)

For the three months ended June 30, 2004:
   Sales to external  customers                $     241,673     $     28,124     $      269,797
   Loss before other income (expense)               (280,611)          (1,817)          (282,428)

For the six months ended June 30, 2005:
   Sales to external  customers                $     586,273     $     44,492     $      630,765
   Loss before other income (expense)               (786,908)         (15,467)          (802,375)

For the six months ended June 30, 2004:
   Sales to external  customers                $     473,992     $     62,822     $      536,814
   (Loss) income before other income (expense)      (501,191)             206           (500,985)


13. Related Party Transactions

NCT Hearing and Affiliates

     NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our condensed statements of operations. The following table summarizes the approximate charges by NCT Hearing and its affiliates during the three and six months ended June 30, 2004 and 2005.

                  For the Three Months                For the Six Months
                    Ended June 30,                      Ended June 30,
             --------------------------------   --------------------------------
                  2004             2005              2004             2005
             ---------------  ---------------   ---------------  ---------------

Labor        $       92,000   $      205,000    $      146,000   $      413,000
Overhead             29,000           27,000            54,000           55,000
             ---------------  ---------------   ---------------  ---------------
             $      121,000   $      232,000    $      200,000   $      468,000
             ===============  ===============   ===============  ===============

     In addition, NCT Hearing charged us for expenses incurred on our behalf of approximately $62,000 and $55,000 during the three months ended June 30, 2004 and 2005, respectively, and approximately $73,000 and $82,000 during the six months ended June 30, 2004 and 2005, respectively, which are included in selling, general and administrative expenses on our condensed statements of operations.

     As of December 31, 2004 and June 30, 2005, we owed an aggregate of $2,265,102 and $3,011,344, respectively, to NCT Hearing. As of June 30, 2005, $2,941,072 is included in notes payable due to affiliates and the remaining $70,272 is included in other liabilities (see Note 6) on our condensed balance sheet.

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

Description of Business

     Pro Tech primarily develops and distributes headphone and communications headset products and systems into the contact center, quick service restaurant and consumer audio markets. We currently offer headphones, headsets, amplifiers, hands-free telephones and accessories. We also have limited operations in the telecommunications systems integration business.

     We introduced the NoiseBuster safety earmuff in late June 2005. This earmuff is designed to provide industrial hearing protection for use in high-noise environments by combining passive hearing protection with advanced active noise reduction technology. We expect to commercially produce this product during the second half of 2005. We intend to continue to pursue new product development utilizing the license with our parent company, NCT Hearing, under which we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. We plan to address additional markets of opportunity, including spectator racing, two-way radio communications and aviation.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

     Net loss. Net loss for the three months ended June 30, 2005 increased approximately $127,000, or 42%, compared to the same three-month period in 2004. This increase was due to increases of approximately $111,000 in NCT Hearing and affiliates charges, approximately $22,000 in selling, general and administrative expenses and approximately $23,000 in interest expense - NCT Hearing, partially offset by an increase of approximately $42,000 in net sales.

     Net sales. Net sales for the three months ended June 30, 2005 increased approximately $42,000, or 16%, compared to the three months ended June 30, 2004. The increase was primarily due to an increase in sales from our consumer audio and telephone markets, partially offset by a reduction in sales from our quick service restaurant market.

     Sales from our quick service restaurant market decreased approximately $24,000 for the three months ended June 30, 2005 as compared to the same three-month period in 2004. This decrease was primarily due to the implementation of wireless headsets into this market, which reduces the marketability of our headset solutions, as well as the continuing impact of market competition from Far East headset manufacturers.

     Sales from our telephone market increased approximately $23,000 for the three months ended June 30, 2005 as compared to the same three-month period in 2004. This increase was due to increased sales of our Apollo line of products.

     Sales from our consumer audio market were approximately $45,000 for the three months ended June 30, 2005. We had not yet entered this market during the three months ended June 30, 2004.

     Cost of goods sold. For the three months ended June 30, 2005, cost of goods sold increased approximately $13,000, or 15%, compared to the same three-month period in 2004. This increase was attributable to the increase in sales volume from our consumer audio market.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, remained steady at 69% for the three months ended June 30, 2005 and June 30, 2004.

     Selling, general and administrative expenses. For the three months ended June 30, 2005, selling, general and administrative expenses increased approximately $22,000, or 6%, compared to the same three-month period in 2004. This increase was due mainly to an increase of $11,000 in payroll and related expenses related to an increase in headcount and an increase of $15,000 in research and development related to our Apollo amplifier and anticipated new products.

     NCT Hearing and affiliates charges. For the three months ended June 30, 2005, NCT Hearing and affiliates charges increased approximately $111,000, or 91%, compared to the same three-month period in 2004. This increase was due primarily to the additional work performed by their engineering staff in connection with product development of the NoiseBuster safety earmuff and anticipated new products.

     Interest expense. For the three months ended June 30, 2005, interest expense - NCT Hearing increased approximately $23,000, or 154%, compared to the same three-month period in 2004. The increase was due to the increased amount of outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

     Net loss. Net loss for the six months ended June 30, 2005 increased approximately $332,000, or 60%, compared to the same six-month period in 2004. This increase was due to increases of approximately $269,000 in NCT Hearing and affiliates charges and approximately $94,000 in selling, general and administrative expenses, partially offset by an increase of approximately $94,000 in net sales.

     Net sales. Net sales for the six months ended June 30, 2005 increased approximately $94,000, or 18%, compared to the six months ended June 30, 2004. The increase was primarily due to an increase in sales from our consumer audio and telephone markets, partially offset by a reduction in sales from our quick service restaurant market.

     Sales from our quick service restaurant market decreased approximately $50,000 for the six months ended June 30, 2005 as compared to the same six-month period in 2004. This decrease was due to the continuing impact of market competition from Far East headset manufacturers and the implementation of wireless headsets into this market, which reduces the marketability of our headset solutions.

     Sales from our telephone market increased approximately $59,000 for the six months ended June 30, 2005 as compared to the same six-month period in 2004. The increase was due to increased sales of our Apollo line of products.

     Sales from our consumer audio market were approximately $104,000 for the six months ended June 30, 2005. We had not yet entered this market during the six months ended June 30, 2004.

     Cost of goods sold. For the six months ended June 30, 2005, cost of goods sold increased approximately $33,000, or 20%, compared to the same six-month period in 2004. This increase was attributable to the increase in sales volume for our consumer audio market along with the change in the mix of products sold.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, decreased slightly to approximately 68% for the six months ended June 30, 2005 from approximately 69% for the six months ended June 30, 2004.

     Selling, general and administrative expenses. For the six months ended June 30, 2005, selling, general and administrative expenses increased approximately $94,000, or 14%, compared to the same six-month period in 2004. This increase was due mainly to increases of: (1) $48,000 in payroll and related expenses; (2) $17,000 in marketing expenses reflecting increased spending related to our consumer audio headset, the NoiseBuster and (3) $31,000 in research and development of our Apollo amplifier and anticipated new products.

     NCT Hearing and affiliates charges. For the six months ended June 30, 2005, NCT Hearing and affiliates charges increased approximately $269,000, or 134%, compared to the same six-month period in 2004. This increase was due mainly to the additional work performed by their (1) engineering staff in connection with the re-engineering of our Apollo amplifier and product development of the NoiseBuster safety earmuff and (2) marketing staff in connection with the continued support related to our NoiseBuster consumer audio headset.

     Interest expense.  For the six months ended June 30, 2005, interest expense
- NCT Hearing increased approximately $35,000, or 105%, compared to the same six-month period in 2004. The increase was due to the increased amount of outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, as well as cash advances. As of June 30, 2005, the balance of the outstanding notes payable, including interest, was $2,941,072 compared to $1,672,638 as of June 30, 2004.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the six months ended June 30, 2005, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Hearing and its affiliates. Management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts and other factors related to the uncertainties of our industry and the economy in general. Accordingly, we may be required to seek additional financing during the next 12 months. Management can give no assurance that any additional financing, including from NCT Hearing, will be available to us on commercially reasonable terms, or at all. The failure to obtain any needed financing could have a material adverse effect on us.

     On June 1, 2005, we refinanced our $23,396 outstanding note payable to Westek Electronics, a stockholder, into a note payable bearing interest at 8.5% and payable in monthly installments of $3,500 through November 30, 2005, with the remaining balance maturing on December 30, 2005.

     At June 30, 2005, cash and cash equivalents were $47,213.

     The current ratio (current assets to current liabilities) was .50 to 1.00 at June 30, 2005, as compared to .48 to 1.00 at December 31, 2004. At June 30, 2005, our working capital deficit was $586,788 compared to a working capital deficit of $636,388 at December 31, 2004. This decrease in working capital deficit of approximately $50,000 was due primarily to a decrease in current liabilities of approximately $72,000 related to the mandatory conversion of our series A convertible preferred stock into shares of our common stock partially offset by an increase of approximately $31,000 in accounts payable and accrued expenses.

     For the six months ended June 30, 2005, net cash used in operating activities was $77,890 compared to $89,751 for the six months ended June 30, 2004. This decrease of approximately $12,000 was due primarily to the increase in notes payable issued for services rendered of $270,000 and an increase in accounts payable and accrued expenses of $68,000, substantially offset by the increase in net loss of $332,000.

     For the six months ended June 30, 2005, net cash used in investing activities was $31,175 compared to $1,730 for the six months ended June 30, 2004. This increase of approximately $29,000 was due primarily to the purchase of tooling equipment for the NoiseBuster line of products.

     For the six months ended June 30, 2005, net cash provided by financing activities was $97,181 compared to $181,038 for the six months ended June 30, 2004. This decrease of approximately $84,000 was due to a decrease of approximately $77,000 in net cash received from NCT Hearing during the six months ended June 30, 2005 as compared to the same period in 2004.

     We have no lines of credit with banks or other lending institutions.

Capital Expenditures

     There were no material commitments for capital expenditures as of June 30, 2005 and no material commitments are expected in the near future. In connection with the recent introduction of our new NoiseBuster safety earmuff, we have incurred 25% of the approximate $110,000 in tooling costs and anticipate incurring the remaining tooling costs (for the mold needed for the product) payable as follows: 25% with the first shipment of product and the 50% remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Dated:  August 9, 2005