Form 10-Q
period 2005-09-30
PRO TECH COMMUNICATIONS INC
filed 2005-11-10
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). /_/ Yes /X/ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). / / Yes /X/ No

The number of shares of the registrant's common stock outstanding as of November 8, 2005 was 75,234,140 shares.


                                Table of Contents
                                                                                         Page
Part I Financial Information

Item 1. Financial Statements:
        Condensed Balance Sheets at December 31, 2004 and September 30, 2005
           (Unaudited)                                                                   3
        Condensed Statements of Operations (Unaudited) for the Three and Nine Months
           Ended September 30, 2004 and 2005                                             4
        Condensed Statements of Cash Flows (Unaudited) for the Three and Nine Months
           Ended September 30, 2004 and 2005                                             5
        Notes to the Condensed Financial Statements (Unaudited)                          6
Item 2. Management's  Discussion and Analysis of Financial Condition and Results of
           Operations                                                                    13
Item 3. Quantitative and Qualitative Disclosures About Market Risk                       17
Item 4. Controls and Procedures                                                          17

Part II Other Information

Item 6. Exhibits                                                                         18
Signatures                                                                               19


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                          December 31,           September 30,
                                                                                              2004                   2005
                                                                                        ----------------       ----------------
ASSETS                                                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                           $       59,097         $       46,192
     Accounts receivable, less allowance for doubtful accounts
        of $28,277 and $18,967, respectively                                                    137,396                155,863
     Inventories, net of reserves (Note 3)                                                      343,847                375,105
     Other current assets (Note 4)                                                               35,886                 15,494
                                                                                        ----------------       ----------------
                     Total current assets                                                       576,226                592,654

Property and equipment, net (Note 5)                                                            306,398                265,674

Intangible assets, net of accumulated amortization of $375,331
     and $525,871, respectively                                                               2,610,484              2,459,944

Other assets                                                                                      5,939                    115
                                                                                        ----------------       ----------------
                                                                                         $    3,499,047         $    3,318,387
                                                                                        ================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
     Accounts payable                                                                    $      158,698         $      272,546
     Accrued expenses                                                                           229,145                201,742
     Current portion of capital lease obligations                                                11,492                 11,260
     Other liabilities (Notes 6 and 13)                                                          61,864                 18,548
     Current portion of note payable (Note 7)                                                     2,646                  3,139
     Note payable to stockholder (Note 7)                                                        39,728                 14,956
     Preferred stock subject to mandatory conversion into
        a variable number of shares of common stock (Note 8)                                    709,041                651,777
                                                                                        ----------------       ----------------
                     Total current liabilities                                                1,212,614              1,173,968

Note payable and note payable to stockholder (Note 7)                                             1,430                 14,572
Notes payable due to affiliates (Notes 9 and 13)                                              2,207,255              3,426,555
Capital lease obligations                                                                         9,841                  2,216
                                                                                        ----------------       ----------------

                     Total liabilities                                                        3,431,140              4,617,311
                                                                                        ----------------       ----------------

Commitments

Stockholders' equity (capital deficit) (Notes 10 and 11):
     Preferred stock, $.01 par value, 1,000,000 shares authorized
          Series A convertible preferred, 4% cumulative dividend, stated value
            $1,000 per share, issued and outstanding, 50 and zero shares, respectively (Note 8)
          Series B convertible preferred, 4% cumulative dividend,
            stated value $1,000 per share, issued and outstanding, 460 shares (Note 8)              -                      -
     Common stock, $.001 par value, authorized 300,000,000 shares,
          issued and outstanding 73,390,133  and 75,234,140 shares, respectively                 73,390                 75,234
     Additional paid-in capital                                                              19,357,332             19,426,996
     Accumulated deficit                                                                    (19,362,815)           (20,801,154)
                                                                                        ----------------       ----------------
                     Total stockholders' equity (capital deficit)                                67,907             (1,298,924)
                                                                                        ----------------       ----------------
                                                                                         $    3,499,047         $    3,318,387
                                                                                        ================       ================

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                     For the Three Months                 For the Nine Months
                                                                     Ended September 30,                  Ended September 30,
                                                               ---------------------------------   ---------------------------------
                                                                     2004              2005               2004             2005
                                                               ---------------   ---------------   ---------------   ---------------
Net sales                                                       $     300,307     $     316,346     $     837,121     $     947,111

Costs and expenses:
Cost of goods sold                                                    101,661           107,885           268,675           308,121
Selling, general and administrative expenses                          319,610           436,292           990,389         1,200,601
NCT Hearing and affiliates charges (Note 13)                          177,428           269,725           377,434           738,320
                                                               ---------------   ---------------   ---------------   ---------------
                                                                      598,699           813,902         1,636,498         2,247,042

       Loss before other income (expense)                            (298,392)         (497,556)         (799,377)       (1,299,931)


    Interest expense, net                                              (3,858)           (3,930)          (13,268)          (12,583)
    Interest expense - NCT Hearing                                    (18,768)          (47,983)          (52,238)         (116,511)
    Interest expense - convertible preferred stock (Note 8)            (5,273)           (4,637)          (15,958)          (14,244)
    Miscellaneous income, net                                             -                 (68)            2,255             4,930
                                                               ---------------   ---------------   ---------------   ---------------

Net loss                                                        $    (326,291)    $    (554,174)    $    (878,586)    $  (1,438,339)
                                                               ===============   ===============   ===============   ===============


Basic and diluted net loss per share                            $       (0.00)    $       (0.01)    $       (0.01)    $       (0.02)
                                                               ===============   ===============   ===============   ===============

Weighted average common shares outstanding -
   basic and diluted                                               73,390,133        75,234,140        58,679,692        74,621,714
                                                               ===============   ===============   ===============   ===============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                        -----------------------------------------
                                                                                               2004                   2005
                                                                                        ------------------     ------------------
Cash flows from operating activities:
     Net loss                                                                            $       (878,586)      $     (1,438,339)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
        Notes payable issued for services received                                                586,402              1,034,028
        Depreciation and amortization                                                             258,038                247,176
        Provision for doubtful accounts                                                             4,718                 (9,310)
        Preferred stock dividends as interest                                                      15,958                 14,244
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                                        (69,595)                (9,157)
           Increase in inventories                                                                 (3,083)               (31,258)
           (Increase) decrease in other assets                                                    (27,485)                26,216
           (Decrease) increase in accounts payable                                                (21,826)               113,848
           Decrease in accrued expenses                                                           (24,592)               (27,403)
           (Decrease) increase in other liabilities                                               (10,015)                14,531
                                                                                        ------------------     ------------------
              Net cash used in operating activities                                      $       (170,066)      $        (65,424)
                                                                                        ------------------     ------------------
Cash flows from investing activities:
     Capital expenditures                                                                          (3,765)               (38,311)
                                                                                        ------------------     ------------------
              Net cash used in investing activities                                      $         (3,765)      $        (38,311)
                                                                                        ------------------     ------------------
Cash flows from financing activities:
     Proceeds from:
        Notes payable - NCT Hearing                                                               267,000                130,053
     Payment made on:
        Notes payable                                                                             (28,138)               (28,738)
        Notes payable - NCT Hearing                                                               (30,503)                (2,628)
        Capital lease obligations                                                                  (7,730)                (7,857)
                                                                                        ------------------     ------------------
              Net cash provided by financing activities                                  $        200,629       $         90,830
                                                                                        ------------------     ------------------
Net increase (decrease) in cash and cash equivalents                                     $         26,798       $        (12,905)
Cash and cash equivalents - beginning of period                                                    21,193                 59,097
                                                                                        ------------------     ------------------
Cash and cash equivalents - end of period                                                $         47,991       $         46,192
                                                                                        ==================     ===================



Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                              $         13,614       $         12,528
                                                                                        ==================     ==================

Supplemental disclosures of non-cash investing and financing activities:
   Asset acquired with note payable                                                      $            -         $         17,601
                                                                                        ==================     ==================
   Issuance of common stock upon conversion of series A
      preferred stock and dividends                                                      $            -         $         59,008
                                                                                        ==================     ==================
   Adjustment of monetary value on series A preferred stock
     upon conversion                                                                     $            -         $         12,500
                                                                                        ==================     ==================
   Principal on notes payable refinanced                                                 $      1,489,641       $      2,274,590
                                                                                        ==================     ==================
   Interest on notes payable refinanced                                                  $         61,611       $        113,352
                                                                                        ==================     ==================
   Note receivable from director offset with note payable from stockholder               $         66,775       $            -
                                                                                        ==================     ==================
   Issuance of common stock for payment of notes payable                                 $        640,466       $            -
                                                                                        ==================     ===================
   Issuance of common stock for intangible assets                                        $        275,000       $            -
                                                                                        ==================    ===================
   Issuance of common stock upon conversion of series B
      preferred stock and dividends                                                      $         44,388       $            -
                                                                                        ==================     ==================

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our" or "Pro Tech." Pro Tech engineers, designs and distributes audio and communication solutions and other products for consumers, business users and industrial users. We are a majority-owned subsidiary of NCT Hearing Products, Inc. ("NCT Hearing"), a wholly-owned subsidiary of NCT Group, Inc. ("NCT"). As of September 30, 2005, NCT Hearing owned approximately 83% of our outstanding common stock.

     We have experienced recurring net losses ($20,801,154 through September 30, 2005) since our inception. These losses, which include the cost for development of products and an impairment charge of $11,500,000 on our intangible assets, have been funded primarily from product sales, the sale of common stock and convertible preferred stock, and advances directly and indirectly from NCT (our ultimate parent company) and its affiliates. In addition, we had a working capital deficit of $581,314 at September 30, 2005. We continue to closely monitor all our expenditures. We received advances for the nine months ended September 30, 2005 from NCT Hearing to assist us in funding our working capital needs during 2005 (see Note 9). Management believes we will have sufficient funds to meet our estimated anticipated working capital requirements through September 30, 2006. In the event that our operations do not generate sufficient cash, we would attempt to reduce our level of discretionary spending, if any, and attempt to raise additional funds.

     The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Loss per Share

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares such as options, warrants and convertible preferred stock at September 30, 2004 and 2005 was not included in the net loss per share calculations for the interim periods then ended, as the effect would be antidilutive.

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


                                                      For the Three Months              For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                 ------------------------------    ------------------------------
                                                     2004            2005               2004             2005
                                                 -------------   --------------    ---------------   -------------
Net loss, as reported                            $   (326,291)   $    (554,174)    $     (878,586)   $ (1,438,339)
Stock-based employee costs based on fair
  value method, net of related taxes                     (473)             -               (6,639)            -
                                                 -------------   --------------    ---------------   -------------

Net loss, pro forma                              $   (326,764)   $    (554,174)    $     (885,225)   $ (1,438,339)
                                                 =============   ==============    ===============   =============
Basic and diluted loss per common share:
     As reported                                 $      (0.00)   $       (0.01)    $        (0.01)   $      (0.02)
                                                 =============   ==============    ===============   =============
     Pro forma                                   $      (0.00)   $       (0.01)    $        (0.02)   $      (0.02)
                                                 =============   ==============    ===============   =============


3. Inventories

   Inventories, net consisted of the following:


                                                December 31,      September 30,
                                                    2004              2005
                                               ---------------   ---------------
   Finished goods                               $     268,012     $     273,540
   Components                                         174,726           184,869
   Work in progress                                    19,640            35,227
                                               ---------------   ---------------
       Gross inventory                                462,378           493,636
   Less:  reserve for obsolete inventory              118,531           118,531
                                               ---------------   ---------------
                                                $     343,847     $     375,105
                                               ===============   ===============

4. Other Current Assets

   Other current assets consisted of the following:

                                               December 31,      September 30,
                                                    2004              2005
                                               ---------------   ---------------
   Prepaid insurance                            $      15,922     $       4,448
   Prepaid inventory purchases                          4,843               108
   Other                                               15,121            10,938
                                               ---------------   ---------------
                                                $      35,886    $       15,494
                                               ===============   ===============

5. Property and Equipment

   Property and equipment, net consisted of the following:

                                                 December 31,     September 30,
                                                    2004              2005
                                               ---------------   ---------------
   Production molds                            $      454,303     $     490,934
   Office equipment                                   171,582           171,582
   Production equipment                                39,140            39,140
   Leasehold improvements                             315,050           315,050
   Vehicles                                            12,414            19,281
   Marketing displays                                  18,116            18,116
                                               ---------------   ---------------
                                                    1,010,605         1,054,103
   Less accumulated depreciation
     and amortization                                 708,946           790,667
                                               ---------------   ---------------
                                                      301,659           263,436
                                               ---------------   ---------------
   Assets under capital lease:
   Cost                                                61,893            61,893
   Less accumulated amortization                       57,154            59,655
                                               ---------------   ---------------
                                                        4,739             2,238
                                               ---------------   ---------------

                                                $     306,398     $     265,674
                                               ===============   ===============

Total depreciation and amortization expense, with respect to property and equipment, was $113,608 and $96,636, for the nine months ended September 30, 2004 and 2005, respectively.

6. Other Liabilities

   Other liabilities consisted of the following:

                                                 December 31,     September 30,
                                                    2004              2005
                                               ---------------   ---------------
   Due to factor                                $       4,017     $      18,548
   Due to NCT Hearing Products, Inc.                   57,847               -
                                               ---------------   ---------------
                                                $      61,864     $      18,548
                                               ===============   ===============

     Total factoring fees amounted to $1,054 and $2,667 for the nine months ended September 30, 2004 and 2005, respectively. Interest expense incurred under this agreement amounted to $597 and $1,442 for the nine months ended September 30, 2004 and 2005, respectively.

     During the nine months ended September 30, 2005, NCT Hearing, our parent company, advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of September 30, 2005, there were no outstanding cash advances to us from NCT Hearing under this arrangement (see Note 13).

7. Note Payable and Note Payable to Stockholder

     On January 20, 2005, we obtained a bank loan of $17,601. The loan, secured by a vehicle, provides for equal monthly payments of approximately $358, including interest at 8.0%, maturing on February 10, 2010. As of September 30, 2005, the balance outstanding was $15,963; of which $3,139 is included in current portion of note payable and $12,824 is included in note payable and note payable to stockholder on our condensed balance sheet.

     On June 1, 2005, we refinanced $23,396 in principal from a note payable to a stockholder, which was due to mature on June 27, 2005, into a new note. The new note bore interest at 8.5% and provided for monthly payments including interest of $3,500 through November 30, 2005, with the remaining balance due on December 30, 2005. On August 1, 2005, we refinanced the remaining principal of $16,704 from the June 1, 2005 note with a modification of terms. The debt instruments were deemed not to be substantially different in accordance with Emerging Issues Task Force Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The new note bears interest at 12% and provides for monthly payments including interest of $1,500 from November 2005 through September 2006, with the remaining balance due on October 15, 2006. As of September 30, 2005, the balance outstanding was $16,704; of which $14,956 is included in note payable to stockholder and $1,748 is included in note payable and note payable to stockholder on our condensed balance sheet.

8. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock

Series A Convertible Preferred Stock

     On March 31, 2005, the remaining outstanding 50 shares of our series A preferred stock plus accrued dividends were automatically converted into 1,844,007 shares of our common stock. As a result, no shares of our series A preferred stock are outstanding. Dividends classified as interest expense for series A preferred stock were $1,501 and $482, for the nine months ended September 30, 2004 and 2005, respectively.

Series B Convertible Preferred Stock

     No shares of our series B preferred stock were converted or exchanged during the nine months ended September 30, 2005. Dividends classified as interest expense for series B preferred stock were $14,457 and $13,762, for the nine months ended September 30, 2004 and 2005, respectively.

     Our series B preferred stock is carried on our balance sheet as of September 30, 2005 at its monetary value of $651,777, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $76,777. We would have to issue approximately 28.8 million shares of our common stock if settlement of the stated value of our series B preferred stock had occurred as of September 30, 2005. We have the option to settle the accrued dividends in cash or common stock. As of September 30, 2005, settlement in common stock for the accrued dividends on our series B preferred stock would require issuance of approximately 4.8 million shares. There is no limit on the number of shares that we could be required to issue upon conversion of the series B preferred stock.

9. Notes Payable Due to Affiliates

     During the nine months ended September 30, 2005, we issued an aggregate of $3,380,358 of secured promissory notes to NCT Hearing, our parent company, as consideration for $115,000 of cash advanced, $917,516 of services provided and the refinancing of $2,234,490 of principal and $113,352 of interest for notes consolidated in advance of maturity.

     As of September 30, 2005, we owed $3,426,555 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (6.75% at September 30, 2005):


Original issue date of note:     Maturing:               Principal           Interest            Total
----------------------------     ------------------  -----------------   ----------------   ----------------
  February 25, 2005              April 1, 2007        $        30,000     $        1,101     $       31,101
  March 16, 2005                 April 1, 2007                 35,000              1,181             36,181
  March 22, 2005                 April 1, 2007                 50,000              1,640             51,640
  March 31, 2005                 April 1, 2007                263,215              8,249            271,464
  June 30, 2005                  October 1, 2007            2,083,704             33,922          2,117,626
  September 22, 2005             October 1, 2007               70,272                104             70,376
  September 30, 2005             April 1, 2008                848,167                -              848,167
                                                     -----------------   ----------------   ----------------
                                                      $     3,380,358     $       46,197     $    3,426,555
                                                     =================   ================   ================


10. Stockholders' Equity (Capital Deficit)

     The changes in stockholders' equity (capital deficit) during the nine months ended September 30, 2005, were as follows:


                                       Common Stock            Additional       Accumulated
                                   Shares        Amount      Paid-in capital      Deficit            Total
                                  -------------------------  ----------------  ----------------  -------------
Balance at December 31, 2004       73,390,133   $   73,390    $   19,357,332    $  (19,362,815)   $    67,907

Issuance of common stock:
   Conversion of Preferred Stock    1,844,007        1,844            57,164               -           59,008

Net Loss                                  -            -                 -          (1,438,339)    (1,438,339)
Other                                     -            -              12,500               -           12,500

                                  -------------------------  ----------------  ----------------  -------------
Balance at September 30, 2005      75,234,140   $   75,234    $   19,426,996    $  (20,801,154)   $(1,298,924)
                                  =========================  ================  ================  =============


11. Common Stock

     On March 31, 2005, we issued 1,844,007 shares upon automatic conversion of 50 shares plus accrued dividends of our series A convertible preferred stock (see Note 8).

     At September 30, 2005, we were required to reserve approximately 48.5 million shares of our common stock for issuance, including shares issuable upon exercise of outstanding options and upon conversion of our series B convertible preferred stock.

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

     Call Center Operations Business: Our Call Center Operations Business performed outbound telemarketing and information gathering services. The extent of our commercial activities for this business during 2004 was insignificant and management had decided to let the operations runoff. The net loss before other income (expense) from this business division for the three and nine months ended September 30, 2004 was $4,096 and $1,961, respectively, and has been reclassified, for the periods presented, under our Products Business division. The net (loss) income before other income (expense) from this business division for each of the three and nine months ended September 30, 2005 was zero.

     As of September 30, 2005, these divisions were not deemed to be reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Business division data is as follows:


                                                                     Telecom Systems        Total
                                                       Products         Integration       Divisions
                                                   ----------------  ----------------  ----------------
For the three months ended September 30, 2005:
   Sales to external  customers                     $      295,201    $       21,145    $      316,346
   Loss before other income (expense)                     (483,668)          (13,888)         (497,556)

For the three months ended September 30, 2004:
   Sales to external  customers                     $      285,951    $       14,356    $      300,307
   Loss before other income (expense)                     (295,580)           (2,812)         (298,392)

For the nine months ended September 30, 2005:
   Sales to external  customers                     $      881,474    $       65,637    $      947,111
   Loss before other income (expense)                   (1,270,576)          (29,355)       (1,299,931)

For the nine months ended September 30, 2004:
   Sales to external  customers                     $      759,943    $       77,178    $      837,121
   Loss before other income (expense)                     (796,771)           (2,606)         (799,377)


13. Related Party Transactions

NCT Hearing and Affiliates

     NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our condensed statements of operations. The following table summarizes the approximate charges by NCT Hearing and its affiliates during the three and nine months ended September 30, 2004 and 2005.


                   For the Three Months               For the Nine Months
                   Ended September 30,                Ended September 30,
             --------------------------------   --------------------------------
                   2004             2005              2004             2005
             ---------------  ---------------   ---------------  ---------------
Labor        $     143,000    $     241,000     $     289,000    $     654,000
Overhead            34,000           29,000            88,000           84,000
             ---------------  ---------------   ---------------  ---------------
             $     177,000    $     270,000     $     377,000    $     738,000
             ===============  ===============   ===============  ===============

     In addition, NCT Hearing charged us for expenses incurred on our behalf of approximately $41,000 and $98,000 during the three months ended September 30, 2004 and 2005, respectively, and approximately $114,000 and $179,000 during the nine months ended September 30, 2004 and 2005, respectively, which are included in selling, general and administrative expenses on our condensed statements of operations.

     As of December 31, 2004 and September 30, 2005, we owed an aggregate of $2,265,102 and $3,426,555, respectively, to NCT Hearing (see Note 9).

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

     We introduced the NoiseBuster safety earmuff in late June 2005. This earmuff is designed to provide industrial hearing protection for use in high-noise environments by combining passive hearing protection with advanced active noise reduction technology. We expect to commercially produce this product during the last quarter of 2005. We intend to continue to pursue new product development utilizing the license with our parent company, NCT Hearing, under which we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. We plan to address additional markets of opportunity, including spectator racing, two-way radio communications and aviation.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

     Net loss. Net loss for the three months ended September 30, 2005 increased approximately $228,000, or 70%, compared to the same three-month period in 2004. This increase was due to increases of approximately $117,000 in selling, general and administrative expenses, approximately $92,000 in NCT Hearing and affiliates charges and approximately $29,000 in interest expense - NCT Hearing, partially offset by an increase of approximately $16,000 in net sales.

     Net sales. Net sales for the three months ended September 30, 2005 increased approximately $16,000, or 5%, compared to the three months ended September 30, 2004. The increase was primarily due to an increase in sales from our quick service restaurant and consumer audio markets, partially offset by a reduction in sales from our telephone markets. The increase in net sales from the quick service restaurant market for the three months ended September 30, 2005 primarily resulted from the fact that for the three months ended September 30, 2004, delayed shipments representing $18,000 due to the local impact of hurricanes Frances and Jeanne decreased net sales. We do not expect the increase experienced this quarter to continue in the quick service restaurant market. The increase in net sales from the consumer audio market was primarily due to selling in this market for the full quarter in 2005 while we had entered this market toward the end of the quarter in 2004.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, remained steady at approximately 66% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

     Selling, general and administrative expenses. For the three months ended September 30, 2005, selling, general and administrative expenses increased approximately $117,000, or 37%, compared to the same three-month period in 2004. This increase was due mainly to an increase of $61,000 in professional fees, an increase of $34,000 in payroll and related expenses and an increase of $28,000 in engineering fees and expenses related to our NoiseBuster safety earmuff and anticipated new products. The majority of the increase in professional fees was related to our July 2005 conversion to the same accounting system as NCT, our ultimate parent company. The majority of the increase in payroll and related expenses was for sales support of our products.

     NCT Hearing and affiliates charges. For the three months ended September 30, 2005, NCT Hearing and affiliates charges increased approximately $92,000, or 52%, compared to the same three-month period in 2004. This increase was due primarily to the additional work performed by their engineering staff in connection with product development of the NoiseBuster safety earmuff and anticipated new products.

     Interest expense. For the three months ended September 30, 2005, interest expense - NCT Hearing increased approximately $29,000, or 156%, compared to the same three-month period in 2004. The increase was due principally to the increased amount of outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, and the increase in the prime interest rate.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

     Net loss. Net loss for the nine months ended September 30, 2005 increased approximately $560,000, or 64%, compared to the same nine-month period in 2004. This increase was due to increases of approximately $361,000 in NCT Hearing and affiliates charges, approximately $210,000 in selling, general and administrative expenses and approximately $64,000 in interest expense - NCT Hearing, partially offset by an increase of approximately $110,000 in net sales.

     Net sales. Net sales for the nine months ended September 30, 2005 increased approximately $110,000, or 13%, compared to the nine months ended September 30, 2004. The increase was primarily due to an increase in sales from our consumer audio and telephone markets, partially offset by a reduction in sales from our quick service restaurant market.

     Sales from our quick service restaurant market decreased approximately $21,000 for the nine months ended September 30, 2005 as compared to the same nine-month period in 2004. This decrease was due to the continuing impact of market competition from Far East headset manufacturers and the implementation of wireless headsets into this market, which reduces the marketability of our headset solutions.

     Sales from our telephone market increased approximately $52,000 for the nine months ended September 30, 2005 as compared to the same nine-month period in 2004. The increase was due to increased sales of our Apollo line of products.

     Sales from our consumer audio market increased approximately $115,000 for the nine months ended September 30, 2005 as compared to the same nine-month period in 2004. We entered this market during the three months ended September 30, 2004.

     Cost of goods sold. For the nine months ended September 30, 2005, cost of goods sold increased approximately $39,000, or 15%, compared to the same nine-month period in 2004. This increase was commensurate with the increase in product sales.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, remained steady at approximately 68% for the nine months ended September 30, 2005 and September 30, 2004.

     Selling, general and administrative expenses. For the nine months ended September 30, 2005, selling, general and administrative expenses increased approximately $210,000, or 21%, compared to the same nine-month period in 2004. This increase was due mainly to increases of: (1) $78,000 in payroll and related expenses; (2) $84,000 in professional fees and (3) $67,000 in engineering of our Apollo amplifier, NoiseBuster safety earmuff and anticipated new products. The increase in payroll and related expenses for the nine months ended September 30, 2005 primarily resulted from increased sales support of our products and the fact that for the nine months ended September 30, 2004, an officer voluntarily accepted a reduction in salary of approximately $23,000. The majority of the increase in professional fees, or $63,000, was related to our conversion to the same accounting system as NCT, our ultimate parent company.

     NCT Hearing and affiliates charges. For the nine months ended September 30, 2005, NCT Hearing and affiliates charges increased approximately $361,000, or 96%, compared to the same nine-month period in 2004. This increase was due mainly to the additional work performed by their (1) engineering staff in connection with the re-engineering of our Apollo amplifier and product development of the NoiseBuster safety earmuff and (2) marketing staff in connection with the continued support related to our NoiseBuster line of products.

     Interest expense. For the nine months ended September 30, 2005, interest expense - NCT Hearing increased approximately $64,000, or 123%, compared to the same nine-month period in 2004. The increase was due to the increased amount of outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, and the increase in the prime interest rate during this period. As of September 30, 2005, the balance of the outstanding notes payable, including interest, was $3,426,555 compared to $1,944,200 as of September 30, 2004.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the nine months ended September 30, 2005, we funded working capital requirements with continued use of our short-term financing arrangement and advances from NCT Hearing and its affiliates. Management believes we will have sufficient funds to meet anticipated working capital requirements for the next 12 months. However, our liquidity is affected by many factors, including, among others, the level of product sales, capital expenditures, the level of new product development efforts and other factors related to the uncertainties of our industry and the economy in general. Accordingly, we may be required to seek additional financing during the next 12 months. Management can give no assurance that any additional financing, including from NCT Hearing, will be available to us on commercially reasonable terms, or at all. The failure to obtain any needed financing could have a material adverse effect on us.

     On June 1, 2005, we refinanced our $23,396 outstanding note payable to Westek Electronics, a stockholder, into a note payable bearing interest at 8.5% and payable in monthly installments of $3,500 through November 30, 2005, with the remaining balance maturing on December 30, 2005. On August 1, 2005, we refinanced the remaining $16,704 principal amount outstanding under the June 1, 2005 note into a note payable bearing interest at 12% and payable in monthly installments of $1,500 from November 2005 through September 2006, with the remaining balance maturing on October 15, 2006.

     At September 30, 2005, cash and cash equivalents were $46,192.

     The current ratio (current assets to current liabilities) was .50 to 1.00 at September 30, 2005, as compared to .48 to 1.00 at December 31, 2004. At September 30, 2005, our working capital deficit was $581,314 compared to a working capital deficit of $636,388 at December 31, 2004. This decrease in working capital deficit of approximately $55,000 was due primarily to a decrease in current liabilities of approximately $72,000 related to the mandatory conversion of our series A convertible preferred stock into shares of our common stock and approximately $58,000 related to the conversion of NCT Hearing 35 day notes payable into long-term notes payable, partially offset by an increase of approximately $86,000 in accounts payable and accrued expenses.

     For the nine months ended September 30, 2005, net cash used in operating activities was $65,000 compared to $170,000 for the nine months ended September 30, 2004. This decrease of approximately $105,000 was due primarily to the increase in notes payable issued for services rendered of $448,000 and an increase in accounts payable of $136,000, substantially offset by the increase in net loss of $560,000.

     For the nine months ended September 30, 2005, net cash used in investing activities was $38,000 compared to $4,000 for the nine months ended September 30, 2004. This increase of approximately $34,000 was due primarily to the purchase of tooling equipment for the NoiseBuster line of products.

     For the nine months ended September 30, 2005, net cash provided by financing activities was $91,000 compared to $201,000 for the nine months ended September 30, 2004. This decrease of approximately $110,000 was due to a decrease of approximately $137,000 in net cash received from NCT Hearing during the nine months ended September 30, 2005 as compared to the same period in 2004.

     We have no lines of credit with banks or other lending institutions.

Capital Expenditures

     There were no material commitments for capital expenditures as of September 30, 2005 and no material commitments are expected in the near future. In connection with the introduction of our new NoiseBuster safety earmuff, we have incurred 25% of the approximate $110,000 in tooling costs and anticipate incurring the remaining tooling costs (for the mold needed for the product) payable as follows: 25% with the first commercially produced shipment of product and the 50% remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Dated:  November 10, 2005