Form 10-K
period 2005-12-31
PRO TECH COMMUNICATIONS INC
filed 2006-03-23
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

                                  -------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. /_/ Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. /_/ Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer / / Accelerated Filer / / Non-Accelerated Filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). /_/ Yes /X/ No

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 was approximately $0.3 million.

Number of shares of common stock outstanding as of March 15, 2006: 75,234,140

                                Table of Contents

                                                                            Page
                                                                            ----
PART I

Item 1.    Business                                                            3
Item 1A.   Risk Factors                                                        7
Item 1B.   Unresolved Staff Comments                                          11
Item 2.    Properties                                                         11
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders                11

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                12
Item 6.    Selected Financial Data                                            13
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         20
Item 8.    Financial Statements and Supplementary Data                        21
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         21
Item 9A.   Controls and Procedures                                            21
Item 9B.   Other Information                                                  21

PART III

Item 10.   Directors and Executive Officers of the Registrant                 22
Item 11.   Executive Compensation                                             23
Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  25
Item 13.   Certain Relationships and Related Transactions                     26
Item 14.   Principal Accounting Fees and Services                             27

PART IV

Item 15.   Exhibits, Financial Statement Schedules                            28

Signatures                                                                   S-1

                                     PART I

     This Annual Report on Form 10-K contains  forward-looking  statements  that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A. "Risk Factors" that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

     "Pro Tech" (which may be referred to as "we," "us," or "our") means Pro Tech Communications, Inc.

     All trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

ITEM 1.   BUSINESS

General

     Pro Tech Communications, Inc. engineers, designs and distributes audio and communications solutions and other products for business users, industrial users and consumers. Our products include:

     o    Apollo headsets and amplifiers for use in contact centers;

     o    ProCom headsets for use in quick-service restaurants;

     o    NoiseBuster noise canceling consumer audio headphones; and

     o NoiseBuster noise canceling safety earmuffs for use in high noise industrial environments.

     We were incorporated in Florida in 1994. Our principal executive offices are located at 4492 Okeechobee Road, Fort Pierce, Florida 34947, our telephone number is (772) 464-5100 and our Internet address is www.protechcommunications.com. The information on our Internet website is not incorporated into this Annual Report. We are a majority-owned, indirect subsidiary of NCT Group, Inc., a publicly traded company that develops and licenses technologies based upon its portfolio of patents and related rights and extensive technological know-how.

Operations

     Currently, we operate our business through our products division. Formerly, we also operated a telecommunications systems integration business division. Please see Note 15 to the Notes to Financial Statements contained elsewhere in this Annual Report for additional information regarding our business divisions. All of our operations are predominantly within North America.

Products

     We develop, manufacture and distribute audio and communications products into the contact center, quick service restaurant, industrial and consumer audio markets. For the years ended December 31, 2003, 2004 and 2005, our sales of quick service restaurant products represented 75%, 69% and 54% of sales, respectively. For the year ended December 31, 2005, our sales of contact center products represented 27% of sales. For the year ended December 31, 2005, our sales of audio products represented 17% of sales. We also intend to continue to pursue new product development. Under a license agreement with our parent company, NCT Hearing Products, Inc., we have access to over 50 patents, patents pending and innovations relating to electronic noise canceling and noise and echo cancellation. We plan to address additional markets of opportunity, including spectator racing, two-way radio communications and aviation. We intend to enter many of these markets through the expansion of our NoiseBuster line of electronic noise canceling products as well as passive products designed for higher noise settings.

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

Headphones

     Our  headphone   product  is  the  NoiseBuster   personal  noise  canceling
headphones  that  reduce  low  frequency   background   using  electronic  noise
cancellation technology, while leaving speech and music clearly audible.

Hearing Protection

     Our hearing protection product is the NoiseBuster electronic noise canceling safety earmuff that is designed to provide industrial hearing protection for use in high noise environments by combining passive hearing protection with electronic noise cancellation technology. This technology neutralizes the low frequency noise of motors, compressors and fans that penetrates conventional hearing protection products and allows speech, warnings and other critical sounds to be heard more clearly.

Technology and Proprietary Information

     Under a license agreement with our parent company, NCT Hearing, we have access to over 50 patents, patents pending and innovations relating to electronic noise canceling and noise and echo cancellation. Our licensed patents have expiration dates ranging from 2006 through 2019, with the majority of the material patents upon which we rely expiring in 2011 and beyond. These technologies are instrumental in canceling irritating and potentially harmful ambient noise before it reaches the ear and in improving the clarity and intelligibility of sent and received voice communications.

     Electronic Noise Canceling. Electronic noise canceling technology minimizes low frequency acoustical noise, or rumbling sounds. This technology electronically couples a sound wave with its exact mirror image wave, called anti-noise, resulting in a significant reduction of the offensive noise before it reaches the user's ears. The technology is particularly effective against low frequency noise, such as noise generated by computer fans, HVAC systems and motor or engine-driven equipment. Reduction of this type of noise is especially important for intelligible communications.

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

Marketing and Sales

     We market and sell our products primarily through direct sales. These efforts are supplemented through the use of electronic commerce, independent sales representatives and strategic marketing agreements. We sell our audio headphones and hearing protection earmuffs into the consumer audio and industrial safety markets. We sell our communications headset products to the commercial headset market, including quick service restaurant companies and franchisees, contact centers and other large quantity users of commercial headset systems. For example, we have an agreement with the McDonald's Corporation that allows us to sell our products on a non-exclusive basis to McDonald's franchisees and company-owned restaurants. Our net sales under this agreement for the year ended December 31, 2005 exceeded 10% of our total net sales. In addition, net sales to Central Florida Investments, Inc. /Westgate Resorts, Ltd., a contact center, also exceeded 10% of our total net sales for the year ended December 31, 2005. As of December 31, 2005, we had an internal sales and marketing force of five employees, in addition to some of our executive officers and directors who also participate in our direct sales efforts.

Competition

     The industries in which we compete are highly competitive and dominated by a few manufacturers. The primary competitors for our lightweight telephone headsets are Plantronics and GN Netcom. In addition, in the lightweight telephone headset market, we may face indirect competition from companies offering interactive voice response systems that eliminate or reduce the need for human operators for certain applications, such as account balance inquiries and airline flight information. The primary competitors for our NoiseBuster headphones are Bose and Sony and the primary competitors for our NoiseBuster earmuffs are Aearo and Bacou.

     Our current competitors and many of our potential competitors are well-established companies that we believe have substantially greater financial, technical, production, sales and marketing, and product development resources than we do. We believe that the competitive advantages for our products and services include high performance resulting from our proprietary technology, superior design and construction, and low cost, but that our competitive disadvantages include limited name recognition, limited marketing and distribution resources and long production lead times.

Manufacturing

     Our manufacturing operations currently consist of limited assembly and testing, all of which occurs at our Fort Pierce, Florida facilities. We purchase the majority of our contractually manufactured products and components for our products from several suppliers in Asia and North America, who build each product and component based on our specifications. The majority of our components and subassemblies used in our in-house and contract manufacturing operations are obtained, or are reasonably available from multiple suppliers currently under contract. We procure materials to meet forecasted customer requirements. We maintain minimum levels of finished goods based on market demand in addition to inventories of work in progress, subassemblies and components. For example, we currently use suppliers located in Asia to manufacture our headphone, hearing protection and manager headset products. We also intended to discontinue the majority of our assembly and testing operations at our Fort Pierce, Florida facilities during 2005. However, this did not occur due to cash limitations.

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

Backlog

     Our backlog of unfilled orders was approximately $51,000 on December 31, 2005 and approximately $44,000 on December 31, 2004. We do not believe that our backlog as of any particular date is indicative of actual sales for any future period, and therefore should not be used as an indication of future revenue.

Employees

     As of December 31, 2005, we had nine full-time and one part-time employee, including three employees in administration and shipping, five in sales and marketing and two in assembly and production. None of our employees is covered by a collective bargaining agreement. We believe our employee relationships are good.

Available Information

     We file reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

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

ITEM 1A.  RISK FACTORS

     You should carefully consider the following information about risks described below, together with the other information contained in this Annual Report and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

     We have incurred substantial losses since our inception and we are unsure whether we will be able to generate sufficient funds to sustain our operations through the next nine months.

     We have incurred substantial losses since our inception, including losses of approximately $974,000, $1,390,000 and $2,062,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and we had an accumulated deficit of approximately $21,425,000 at December 31, 2005. We expect that we will continue at a loss until, at the earliest, we generate sufficient revenue to offset the cost of our operations. Our future revenue levels and potential profitability depend on many factors, including the demand for our existing products and services, our ability to develop and sell new products and services and our ability to control costs. We can give no assurance that we will experience any significant revenue growth or that we will ever achieve profitability. Even if we do achieve profitability for a fiscal year, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next nine months. At December 31, 2005, we had approximately $85,000 in cash and cash equivalents and a working capital deficiency of approximately $738,000. Our ability to continue to operate at current levels depends upon, among other things, our ability to generate sufficient revenue from the sale of our products and the receipt of continued funding from NCT Hearing.

     In the long-term, our ability to continue as a going concern is dependent on generating sufficient revenue from product sales. Our ability to generate significant revenue from product sales is uncertain. Historically, our operations have not generated sufficient revenue to cover our costs. In the event that our operations do not generate sufficient cash, we could be required to reduce our level of operations while attempting to raise additional working capital. We can give no assurance that additional financing, including funding from NCT Hearing, will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our planned expansion, take advantage of business opportunities, develop or enhance products or services or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

     The report of our independent registered public accounting firm for the year ended December 31, 2005 contains a qualification relating to our ability to continue as a going concern.

     The report of our independent registered public accounting firm on our financial statements as of December 31, 2005 and for the years then ended contains an explanatory paragraph stating that there is substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. This uncertainty may affect our ability to raise additional capital and may also negatively impact our relationships with current and potential suppliers and customers.

     We depend on the development of our businesses in the consumer audio and industrial safety markets and we could be materially adversely affected if these businesses do not develop as we expect.

     While the contact center and quick-service restaurant markets still represent the majority of our business, we believe that our future prospects will depend in large part on the growth in demand for our NoiseBuster consumer audio headphones, industrial hearing protection earmuffs and related future products. We do not have extensive experience in selling products to customers in the consumer audio and industrial safety markets. If we are unable to effectively market our products to customers in these markets, it would have a material adverse effect on the potential demand for these products and on our business, financial condition, operating results and cash flows.

     If we are unable to match production to demand, we will be at risk of losing business or our gross margins could be materially adversely affected.

     The demand for our products is dependent on many factors and this demand is inherently difficult to forecast. We may experience sharp fluctuations in demand for our products. Significant unanticipated fluctuations in demand could cause the following operating problems, among others:

     o If forecasted demand does not develop, we could have excess inventory and excess capacity. Over forecast of demand could result in higher inventories of finished products, components and subassemblies. If we were unable to sell these inventories, we would have to write off some or all of our inventories of excess products and unusable components and subassemblies. Excess manufacturing capacity could lead to higher production costs and lower margins.
     o If demand increases beyond that forecasted, we would have to rapidly increase production. We depend on suppliers to provide additional volumes of products, components and subassemblies, and are experiencing greater dependencies on single source suppliers. Therefore, we might not be able to increase production rapidly enough to meet unexpected demand. This could cause us to fail to meet customer expectations. There could be short-term losses of sales while we are trying to increase production. If customers turn to competitive sources of supply to meet their needs, there could be a long-term impact on our revenues.
     o Rapid increases in production levels to meet unanticipated demand could result in higher costs for products, components and subassemblies, increased expenditures for freight to expedite delivery of required materials and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

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

     We face formidable competition in each of the markets in which we operate. Many of these companies have substantially greater management, technical, financial, marketing and product development resources than we do. In addition, many of our competitors have substantially greater name recognition and shorter production and distribution lead times than we do. For example, our lightweight telephone headsets face substantial competition from Plantronics and GN Netcom, our NoiseBuster headphones compete with products offered by Bose and Sony and our NoiseBuster earmuffs compete with earmuffs offered by Aearo and Bacou. While we believe that the quality of our products and services equals or exceeds those of our competitors, we can give no assurance that our products will be able to compete effectively against our competitors' products.

     Our success depends upon our ability to develop new products and to enhance our existing products.

     The markets in which we participate are characterized by rapid technological advances, evolving standards, changing customer needs and frequent new product introductions and enhancements. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve our existing products, and we must also continue to introduce new products. If we are unable to develop new products or adapt our current products to meet changes in the marketplace, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy our products and our business and operating results will be adversely affected. If our enhancements to existing products do not deliver the functionality that our customers demand, our business and operating results will be adversely affected. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues.

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

     While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are working toward evaluating our internal control systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and public accountant attestation requirements of Section 404 of the
Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. While we anticipate being able to fully implement the requirements relating to reporting on internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by the SEC. Any such action could adversely affect our financial results.

     Our current principal stockholder has control over us, and could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you may disagree.

     NCT Hearing owns 83.4% of our outstanding common stock. In addition, the majority of our board of directors are also directors and executive officers of NCT Group, of which NCT Hearing is a wholly owned subsidiary. As a result, NCT Group has control over our decisions to enter into any corporate transactions and has the ability to prevent any transaction that requires the approval of our stockholders regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.   PROPERTIES

     Our principal executive, sales and manufacturing facilities are located in Fort Pierce, Florida where we lease approximately 6,000 square feet pursuant to a lease that expires in February 2009. These facilities provide us with adequate space for the near term consistent with our current business plans.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "PCTU." The following table sets forth the high and low bid prices of our common stock, as reported on the NASD OTC Bulletin Board, for each of the periods listed. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  2004                      2005
                          ----------------------    ----------------------
                           High          Low          High         Low
                          --------     ---------    ---------    ---------
     1st Quarter          $0.030        $0.013       $0.070       $0.040
     2nd Quarter          $0.130        $0.021       $0.040       $0.022
     3rd Quarter          $0.045        $0.015       $0.025       $0.016
     4th Quarter          $0.090        $0.025       $0.020       $0.007

     As of February 28, 2006, we had 66 holders of record of our common stock representing approximately 500 beneficial owners.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our board of directors will have discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. In addition, provisions of our series B convertible preferred stock restrict our ability to pay cash dividends on our common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data is derived from our historical financial statements and should be read in conjunction with our financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Annual Report.

                                                                               For the Years Ended December 31,
                                                           ------------------------------------------------------------------------
                                                               2001           2002           2003           2004           2005
                                                           ------------  -------------  -------------  -------------  -------------
STATEMENT OF OPERATIONS AND
 LOSS PER SHARE DATA:

Net sales                                                  $ 2,075,968   $  1,517,571   $  1,068,402   $  1,075,633   $  1,260,978

Cost of goods sold                                             887,687        732,639        325,943        488,031        531,728
Selling, general and administrative (a)                      3,538,267      2,617,205      1,609,718      1,853,193      2,523,846
Impairment charge on intangible assets                             -       11,500,000            -              -              -
Provision for doubtful accounts                                  9,958         29,800          6,591         14,621         15,794
                                                           ------------  ------------   -------------  -------------  -------------

   Loss from operations                                     (2,359,944)   (13,362,073)      (873,850)    (1,280,212)    (1,810,390)
Other income (expense):
  Interest expense, net                                        (20,262)       (51,290)       (90,966)      (115,356)      (214,402)
  Miscellaneous income                                           4,305          5,004          3,352         10,396          4,816
  Gain (loss) on disposal of fixed assets                       (2,945)           -              -              -            6,585
                                                           ------------  -------------  -------------  -------------  -------------

      Net loss from continuing operations                   (2,378,846)   (13,408,359)      (961,464)    (1,385,172)    (2,013,391)

      Net income (loss) from discontinued operations           (50,546)         3,481        (12,982)        (4,983)       (48,596)
                                                           ------------  -------------  -------------  -------------  -------------
      Net loss                                              (2,429,392)   (13,404,878)      (974,446)    (1,390,155)    (2,061,987)

Less:
Preferred stock beneficial conversion                           79,190         45,810            -             -              -
Preferred stock embedded dividend                               62,661            -              -             -              -
Dividend accretion on preferred stock                           24,085         22,000         10,911           -              -
                                                           ------------  -------------  -------------  -------------  -------------

      Net loss attributable to common
           stockholders                                    $(2,595,328)  $(13,472,688)  $   (985,357)  $ (1,390,155)  $ (2,061,987)
                                                           ============  =============  =============  =============  =============

Loss per share attributable to common stockholders
  from continuing operations                               $     (0.08)  $      (0.41)  $      (0.03)  $      (0.02)  $      (0.03)
Loss per share from discontinued operations                      (0.00)         (0.00)         (0.00)         (0.00)         (0.00)
                                                           ------------  -------------  -------------  -------------  -------------
Basic and diluted net loss per share attributable
  to common stockholders                                   $     (0.08)  $      (0.41)  $      (0.03)  $      (0.02)  $      (0.03)
                                                           ============  =============  =============  =============  =============

 Weighted average number
       of common shares outstanding (b)                     32,281,034     33,200,311     33,200,311     62,377,398     74,779,453
                                                           ============  =============  =============  =============  =============



                                                                                      As of December 31,
                                                           ------------------------------------------------------------------------
                                                               2001           2002           2003           2004           2005
                                                           ------------  -------------  -------------  -------------  -------------
 BALANCE SHEET DATA:
 Total assets                                              $17,184,920   $  4,163,492   $  3,673,036   $  3,499,047   $  3,203,516
 Total current liabilities                                   1,541,386        866,537      1,334,879      1,212,614      1,301,491
 Long-term debt                                                 44,632      1,102,931      1,849,949      2,218,526      3,824,597
 Accumulated deficit                                        (3,593,336)   (16,998,214)   (17,972,660)   (19,362,815)   (21,424,802)
 Stockholders' equity (capital deficit) (c)                 14,965,464      1,540,586        488,208         67,907     (1,922,572)
 Working capital/(deficit)                                    (320,525)       (19,543)      (647,747)      (636,388)      (737,635)


----------
(a) Includes the following line items from our statements of operations on page F-3: selling, general and administrative expenses, depreciation and amortization and NCT Hearing and affiliates charges.
(b) Excludes shares issuable upon the exercise or conversion of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.
(c)  We have never declared nor paid cash dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We engineer, design and distribute audio and communications solutions and other products for business users, industrial users and consumers. Our products include:

     o    Apollo headsets and amplifiers for use in contact centers;

     o    ProCom headsets for use in quick-service restaurants;

     o    NoiseBuster noise canceling consumer audio headphones; and

     o NoiseBuster noise canceling safety earmuffs for use in high noise industrial environments.


     We intend to continue to pursue new product development. Under a license agreement with our parent company, NCT Hearing, we have access to over 50 patents, patents pending and innovations relating to electronic noise canceling and noise and echo cancellation. Though an expansion of this license, we have the ability to address additional markets of opportunity including spectator racing, two-way radio communications and aviation. We intend to enter many of these markets through the expansion of our NoiseBuster line of electronic noise canceling products as well as passive products designed for higher noise settings.

Going Concern Risks

     Since inception, we have experienced recurring losses, which amounted to approximately $21,425,000 on a cumulative basis through December 31, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our product sales to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next nine months. These funds consist of available cash and the funding derived from our sales of products. Cash and cash equivalents amounted to approximately $85,000 at December 31, 2005 and our working capital deficit was approximately $738,000. We have been dependent upon funding from NCT Hearing. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2005 about our ability to continue as a going concern. Our accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The methods, estimates and judgments we use in applying our accounting policies may have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" below. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Below, we discuss the critical policies that required us to make difficult or subjective assumptions or estimates regarding our financial statements included in this Annual Report. We also have other policies that we consider key accounting policies; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required. The allowance for doubtful accounts is the best estimate of probable credit losses in our existing accounts receivable. We determine the allowance based upon historical write-off experience and review the adequacy of our allowance on a monthly basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

     We record impairment losses on long-lived assets and identifiable intangible assets used in operations when events and circumstances indicate the assets might be impaired or the remaining useful life has changed and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of the impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values. In order to evaluate potential impairment as required by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we estimate future cash flows based upon assumptions for projected future operating results, projected future capital expenditures and other material factors that may affect the continuity or the usefulness of the asset. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. There were no impairment losses for the years ended December 31, 2003, 2004 and 2005. The carrying amount of intangible assets at December 31, 2004 and 2005 was approximately $2,610,000 and $2,410,000, respectively.

Inventory Reserves

     We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost. This estimate is based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required. If inventory is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold, which will result in improved margins in the period in which the product is sold. The inventory reserve at December 31, 2004 and 2005 was approximately $119,000 and $182,000, respectively.

Accrual for Product Warranties

     Accruals for estimated expenses related to warranties are made at the time products are sold. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. Management believes the warranty accruals are adequate; however, actual warranty expenses could differ from estimated amounts for any significant increase in material and workmanship defects rates, which in turn could have a material adverse impact on our operating results. The accrual for product warranties at December 31, 2004 and 2005 was approximately $28,000 and $31,000, respectively.

     A summary of our significant  accounting  policies can be found in Notes to
Financial  Statements:   Note  1  -  Organization  and  Summary  of  Significant
Accounting Policies.

Recently Issued Accounting Pronouncements

     We  have  not  yet  adopted  the  following   recently  issued   accounting
pronouncements.

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

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position, results of operations or cash flows as there are no outstanding unvested options at December 31, 2005. However, future issuance, if any, of share-based employee payment awards may have a material impact on our future financial position, results of operations or cash flows.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Net loss. Net loss for the year ended December 31, 2005 increased approximately $672,000, or 48%, compared to the year ended December 31, 2004. This increase was due to increases of approximately $449,000 in NCT Hearing and affiliates charges, approximately $234,000 in selling, general and administrative expenses, approximately $101,000 in interest expense - NCT Hearing and approximately $44,000 in discontinued operations, partially offset by an increase of approximately $185,000 in net sales.

     Net sales. Net sales for the year ended December 31, 2005 increased approximately $185,000, or 17%, compared to the year ended December 31, 2004. This increase was primarily due to an increase in sales to our consumer audio and contact center markets, partially offset by reductions in sales to our quick service restaurant market.

     Sales from our quick service restaurant market decreased approximately $50,000 for the year ended December 31, 2005 compared to 2004 due mainly to reduced headset sales. This decrease was due to the continuing impact of market competition from Far East headset manufacturers and the implementation of wireless headsets into this market, which reduces the marketability of our headset solutions. We expect that sales from our quick service restaurant market will continue to decline in future periods as a result of these factors.

     Sales from our contact center market increased approximately $110,000 for the year ended December 31, 2005 compared to 2004 due mainly to increased purchases by one of our major customers. The increase was due to increased sales of our Apollo line of products.

     Sales from our consumer audio and safety markets increased approximately $129,000 for the year ended December 31, 2005 compared to 2004. We entered the consumer audio market during the three months ended September 30, 2004 and the safety market during the three months ended December 31, 2005.

     Cost of goods sold. For the year ended December 31, 2005, cost of goods sold increased approximately $44,000, or 9%, compared to 2004. Cost of goods sold for the year ended December 31, 2005 included adjustments to the inventory reserve and the write-down of obsolete inventory of approximately $98,000. Cost of goods sold for the year ended December 31, 2004 included adjustments to the inventory reserve of approximately $114,000. Excluding the impact of these adjustments from both years, for the year ended December 31, 2005, cost of goods sold increased approximately $60,000, or 16%, compared to 2004. This increase was due mainly to the increase in net sales.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, increased to 57.8% for the year ended December 31, 2005 from 54.6% for the year ended December 31, 2004. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, excluding the inventory adjustments discussed above, increased to 65.6% for the year ended December 31, 2005 from 65.2% for the year ended December 31, 2004.

     Selling, general and administrative expenses. For the year ended December 31, 2005, selling, general and administrative expenses increased approximately $234,000, or 25%, compared to 2004. This increase was due mainly to increases of: (1) $114,000 in payroll and related expenses (2) $37,000 in professional fees and (3) $77,000 in engineering of our Apollo amplifier, NoiseBuster safety earmuff and anticipated new products. The increase in payroll and related expenses for year ended December 31, 2005 primarily resulted from increased sales support of our products and the fact that for the year ended December 31, 2004, an officer voluntarily accepted a reduction in salary of approximately $23,000. The majority of the increase in professional fees was related to our conversion to the same accounting software system as NCT, our ultimate parent company.

     NCT Hearing and affiliates charges. For the year ended December 31, 2005, NCT Hearing and affiliates charges increased approximately $449,000, or 80%, compared to 2004. This increase was due mainly to the additional work performed by their (1) engineering staff in connection with the re-engineering of our Apollo amplifier and product development of the NoiseBuster safety earmuff and
(2) marketing staff in connection with the continued support related to our NoiseBuster line of products.

     Interest expense. Interest expense - NCT Hearing for the year ended December 31, 2005 increased approximately $101,000 compared to 2004, or 131%. The increase was due to the increased amount of outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, and the increase in the prime interest rate during this period. As of December 31, 2005, the balance of these outstanding notes payable, including interest, was $3,812,229 compared to $2,207,255 as of December 31, 2004.

     Discontinued operations. We disposed of our telecommunications systems integration business division (TSI) during the fourth quarter of 2005 in order to focus on our core products. This disposal meets the criteria established for recognition as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." TSI represents a component of our business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. At December 31, 2005, TSI was classified as discontinued operations and its results of operations are separately reported for all periods presented. Net loss from discontinued operations for the year ended December 31, 2005 increased approximately $49,000 compared to 2004, or 678%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net loss. Net loss for the year ended December 31, 2004 increased approximately $416,000, or 43%, compared to the year ended December 31, 2003. This increase was due to an increase of approximately $162,000 in cost of goods sold and an increase of approximately $245,000 in NCT Hearing and affiliates charges.

     Net sales. Net sales for the year ended December 31, 2004 increased approximately $7,000, or 1%, compared to the year ended December 31, 2003. This increase was primarily due to an increase related to our entrance into the consumer audio market, partially offset by reductions in sales to our quick service restaurant and contact center markets.

     Sales from our quick service restaurant market decreased approximately $57,000 for the year ended December 31, 2004 compared to 2003 due mainly to reduced purchases by one of our major distributors of quick service restaurant parts. The number of units sold in the quick service restaurant market, including both headsets and parts, decreased to approximately 29,000 units for the year ended December 31, 2004 from approximately 36,000 units during 2003. This decrease was primarily the result of continued market competition from Far-East headset manufacturers and increased industry use of equipment maintenance support contractors who provide a wide range of restaurant equipment, thereby eliminating the need for owners and franchisees to purchase headset products from individual manufacturers.

     Sales from our contact center market decreased approximately $21,000 for the year ended December 31, 2004 compared to 2003 due mainly to reduced purchases by one of our major distributors. Telephone headset purchases by this distributor decreased approximately $27,000 for the year ended December 31, 2004 compared to 2003.

     For the year ended December 31, 2004, we generated sales of approximately $87,000 from our entrance into the consumer audio market. We entered this market in September 2004 with the introduction of our NoiseBuster noise canceling headphones.

     Cost of goods sold. For the year ended December 31, 2004, cost of goods sold increased approximately $162,000, or 50%, compared to 2003. This increase was due mainly to an increase of $114,000 in the inventory reserve for the year ended December 31, 2004 as compared to 2003. We increased our inventory reserve in December 2004 as part of the implementation of our strategy to reduce future costs by using third parties to assemble our high volume products.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, decreased to 54.6% for the year ended December 31, 2004 from 69.5% for the year ended December 31, 2003. In December 2004, we increased our inventory reserve by approximately $114,000 as discussed above. Without this increase, the gross profit on net sales before depreciation and amortization, as a percentage of net sales, for the year ended December 31, 2004 would have been 65.2%. During the year ended December 31, 2003, we received a $15,000 credit from a vendor. Without this credit, the gross profit margin for the year ended December 31, 2003 would have been 68.1%.

     Selling, general and administrative expenses. For the year ended December 31, 2004, selling, general and administrative expenses decreased approximately $5,000, or 1%, compared to 2003. This decrease was due to: (1) a decrease of approximately $104,000 in payroll and related expenses, (2) a decrease of approximately $36,000 in insurance expenses and miscellaneous fees and (3) a decrease of approximately $32,000 in health insurance and claims expenses. These decreases resulted from our continued costs savings through work force reductions and tighter controls over expenditures. Substantially offsetting these decreases were: (1) an increase of approximately $52,000 in consulting expenses related to investor communications and public relations; (2) an increase of approximately $47,000 in professional services and (3) an increase of approximately $68,000 in marketing expenses primarily related to the introduction of our NoiseBuster headphones.

     NCT Hearing and affiliates charges. For the year ended December 31, 2004, NCT Hearing and affiliates charges increased approximately $245,000, or 78%, compared to 2003. This increase was due mainly to the additional work performed by their engineering staff in connection with our next generation NoiseBuster headphones and our NoiseBuster safety earmuff.

     Interest expense. Interest expense for the year ended December 31, 2004 increased approximately $22,000 compared to 2003. Interest expense - NCT Hearing comprised $20,000 of the increase. These charges were incurred on the outstanding notes payable to NCT Hearing, which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, as well as cash advances. As of December 31, 2004, the balance of these outstanding notes payable, including interest, was $2,207,255 compared to $1,824,520 as of December 31, 2003.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the year ended December 31, 2005, we funded working capital requirements with continued use of our short-term factoring arrangement and advances from NCT Hearing and its affiliates. In addition, NCT Hearing and its affiliates paid expenses on our behalf, which were allocated and/or transferred to us. We continue to closely monitor all our expenditures. Management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from sales of our products. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any needed financing could have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at December 31, 2005 about our ability to continue as a going concern.

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

     At December 31, 2005, cash and cash equivalents were $85,223.

     The current ratio (current assets to current liabilities) was 0.43 to 1.00 at December 31, 2005, as compared to 0.48 to 1.00 at December 31, 2004. We had a working capital deficit of approximately $738,000 at December 31, 2005 compared to a deficit of approximately $636,000 at December 31, 2004. This $102,000 increase in working capital deficit was due mainly to an increase in our accounts payable and accrued expenses of approximately $128,000.

     Cash flows used in operating activities were approximately $40,000 during the year ended December 31, 2005. This use of funds was driven primarily by the 2005 generated net loss of approximately $2,062,000 and the increase of approximately $155,000 in accounts payable. These uses of funds were offset by depreciation and amortization expense of approximately $330,000 and an approximate $1,420,000 increase in notes payable for services received and an increase in provision for obsolete inventories of approximately $63,000.

     The net cash provided by financing activities was approximately $84,000 during the year ended December 31, 2005, due mainly to approximately $127,000 in net cash received from NCT Hearing and its affiliates, offset by payments made on notes payable and capital lease obligations.

     We have no lines of credit with banks or other lending institutions.

Capital Expenditures

     There were no material commitments for capital expenditures as of December 31, 2005, and no material commitments are anticipated in the near future. In connection with the introduction of our new NoiseBuster safety earmuff, we have incurred 25% of the approximate $110,000 in tooling costs and anticipate incurring the remaining tooling costs (for the mold needed for the product) payable as follows: 25% with the first commercially produced shipment of product and the 50% remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing.

Contractual Obligations

     The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                                              Payments due by period
                                  ------------------------------------------------------------------------------
                                                                                                      More
                                                     Less than                                       than 5
Contractual Obligations                Total          1 year         1-3 years      3-5 years         years
                                  --------------  --------------  --------------  --------------  --------------
Long-Term Debt                      $    15,202     $     3,202     $    12,000     $       -       $       -
Related Party Long-Term Debt          3,812,229             -         3,812,229             -               -
Capital Leases                            9,841           9,473             368             -               -
Operating Leases                        222,596          71,834          68,450          82,312             -
Purchase Obligations                     83,000          83,000             -               -               -
                                  --------------  --------------  --------------  --------------  --------------
     Total                          $ 4,142,868     $   167,509     $ 3,893,047    $     82,312     $       -
                                  ==============  ==============  ==============  ==============  ==============


Off-Balance Sheet Arrangements

     As  of  December  31,  2005,  we  did  not  have  any   off-balance   sheet
arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors as of February 28, 2006.

  Name                           Age    Position
  ----                           ---    --------

  Richard Hennessey               46    President, Chief Operating Officer
                                        and Director
  Mary Christian-Hein             44    Senior Vice President, Chief Financial
                                        Officer and Treasurer
  Irene Lebovics                  53    Chairman of the Board
  Michael J. Parrella             58    Director
  Cy E. Hammond                   51    Director
  Michael J. Palmieri             39    Secretary

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

     Mary Christian-Hein has served as our Senior Vice President, Chief Financial Officer and Treasurer since September 2004. She has also served as Assistant Controller of NCT Group, our ultimate parent company, since May 2001. From 1991 to 2001, Ms. Christian-Hein held various accounting and finance positions with Warrantech Corporation, an independent provider of service contracts and after-market warranties, including Director of Reporting and Compliance, from 1996 to 2001.

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

     Michael J. Palmieri has served as our Secretary since September 2005. He has also served as Vice President, General Counsel and Secretary of NCT Group since September 2005 and served as Senior Counsel and Assistant Secretary from July 2004 to August 2005. Prior to joining NCT Group, Mr. Palmieri was Special Counsel at the law firm of Kelley, Drye & Warren LLP from July 2000 to April 2003 and an Associate and later Counsel at the law firm of Shipman & Goodwin LLP from September 1991 to July 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of initial ownership of, and transactions in, our securities with the SEC. These directors, executive officers and stockholders are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of forms furnished to us, and written representations from certain reporting persons, we believe that our directors, executive officers and 10% stockholders met all applicable filing requirements during the year ended December 31, 2005.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     Set forth below is information for the three years ended December 31, 2005, 2004 and 2003 relating to compensation received by our President. None of our other executive officers' total annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000.


                                                                                      Long-Term Compensation
                                                 Annual Compensation                          Awards
                                      ----------------------------------------------  -----------------------
                                                                                            Securities
    Name and Principal                                               Other Annual           Underlying
         Position             Year      Salary ($)     Bonus ($)    Compensation ($)        Options/SARs (#)
---------------------------- ------   -------------  -------------  ----------------  -----------------------
Richard Hennessey             2005    $ 150,000            -              -                   200,000

       President and Chief    2004      127,083 (a)        -              -                   200,000

       Operating Officer      2003      149,000 (b)        -              -                      -


----------
(a)  Mr. Hennessey  voluntarily  accepted a reduction in salary of approximately
     $23,000 to lessen our cash flow requirements during the first half of 2004.
(b)  Includes  $87,500  accrued  salary,  of which $75,500  remains  accrued and unpaid as of December 31, 2005.


Option Grants in 2005

     The following table summarizes options granted to our President during 2005.


                                          Individual Grants
                      ----------------------------------------------------------
                                                                                    Potential Realized Value
                      Number of         Percent of                                      at Assumed Annual
                      Securities      Total Options                                   Rates of Stock Price
                      Underlying        Granted to      Exercise                  Appreciation for Option Term (a)
      Name             Options          Employees        Price      Expiration    --------------------------------
                       Granted           in 2005       Per Share       Date               5%             10%
-------------------   -----------     ---------------  -----------  ------------  ----------------- --------------
Richard Hennessey      200,000            38.0%          $0.008      12/28/2012         $ 651         $ 1,518


----------
(a) The dollar amounts in these columns are the result of calculations of the exercise price at the assumed 5% and 10% rates of appreciation compounded annually through the applicable expiration dates. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of our common stock and overall market conditions.

2005 Option Exercises and Year-End Option Values

     The following table sets forth information with respect to the exercise of options during 2005 and the unexercised options held by our President as of December 31, 2005.


                                                              Number of Shares
                           Number of                              Underlying                   Value of Unexercised
                            Shares                          Unexercised Options at           In-the-Money Options at
                           Acquired                           December 31, 2005                December 31, 2005
                              On           Value      -------------------------------------  ----------------------------
       Name              Exercise (#)     Realized    Exercisable (#)     Unexercisable (#)   Exercisable   Unexercisable
--------------------     -------------   -----------  ---------------   -------------------  -------------  -------------
Richard Hennessey             -               -           650,000                 -            $ 1,600            -


Compensation of Directors

     No  current   member  of  our  board  of  directors   receives   additional
compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

     Our board of directors does not have a standing compensation committee and our board as a whole performs all compensation committee functions. During 2005, no executive officer served on the compensation committee or the board of directors of another entity whose executive officer served on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2006 by:

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

                                                Shares of Common
                                                      Stock
                                                   Beneficially             Percent of
              Beneficial Owner                        Owned                    Class
  ------------------------------------------    ------------------          ------------
  Executive Officers and Directors:
  Richard Hennessey                                   650,000       (a)           *
  Mary Christian-Hein                                 100,000       (a)           *
  Irene Lebovics                                         -          (b)           -
  Michael J. Parrella                                    -          (b)           -
  Cy E. Hammond                                          -          (b)           -
  All Current Executive Officers and
  Directors as a Group (six persons)                  750,000       (a)           *

  5% or Greater Stockholders:
  NCT Hearing Products, Inc.                       62,769,954       (c)         83.4%
  Alpha Capital Aktiengesellschaft                 64,384,427       (d)         47.0%

* Less than one percent.


----------
(a) Consists entirely of shares issuable pursuant to options that may be exercised within 60 days of February 28, 2006.

(b) Ms. Lebovics and Messrs. Parrella and Hammond are executive officers and directors of NCT Group. NCT Hearing is a wholly owned subsidiary of NCT Group. Ms. Lebovics and Mr. Parrella are also directors of NCT Hearing. Ms. Lebovics and Messrs. Parrella and Hammond disclaim beneficial ownership of the shares of our common stock held by NCT Hearing.

(c) The address of NCT Hearing Products, Inc. is 20 Ketchum Street, Westport, Connecticut 06880.

(d) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of these shares on behalf of Alpha Capital. Includes 61,862,385 shares issuable upon conversion of 460 shares of our series B convertible preferred stock, along with accretion. Pursuant to a contractual restriction between Alpha Capital and us, Alpha Capital is prohibited from beneficially owning more than 4.99% of our common stock at any given time, subject to certain exceptions. Alpha Capital also has the option to exchange their shares of our series B convertible preferred stock into NCT Group's common stock.

Equity Compensation Plan Information

     The following table summarizes certain information with respect to our equity compensation plans as of December 31, 2005.



                                Number of securities         Weighted-average
                                 to be issued upon           exercise price of         Number of securities
              Plan             exercise of outstanding          outstanding           remaining available for
            Category             options and rights          options and rights          future issuance
      ---------------------    -----------------------    ------------------------    -----------------------
      Equity compensation
      plans approved by
      stockholders                   2,022,000                    $0.119                    27,966,000

      Equity compensation
      plans not approved
      by stockholders                     -                           -                           -
                                  ---------------                                        ---------------

          Total                      2,022,000                    $0.119                    27,966,000
                                  ===============                                        ===============


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 25, 2005, we issued a $30,000 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2007, in exchange for cash advanced to us by NCT Hearing.

     On March 16, 2005, we issued a $35,000 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2007, in exchange for cash advanced to us by NCT Hearing.

     On March 22, 2005, we issued a $50,000 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2007, in exchange for cash advanced to us by NCT Hearing.

     On March 31, 2005, we issued a $263,215 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2007, in exchange for services provided to us by NCT Hearing and its affiliates.

     On June 30, 2005, we issued secured promissory notes to NCT Hearing totaling $2,083,704, bearing interest at the prime rate and due on October 1, 2007, in exchange for services valued at $287,074 provided to us by NCT Hearing and its affiliates and the consolidation of $1,796,630 outstanding (including accrued interest) on our notes dated June 30, 2004 and September 17, 2004.

     On September 22, 2005, we issued a $70,272 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on October 1, 2007, in exchange for cash advanced to us by NCT Hearing.

     On September 30, 2005, we issued a $848,167 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2008, in exchange for services valued at $367,228 provided to us by NCT Hearing and its affiliates during the three months ended September 30, 2005 and the consolidation of $480,939 outstanding (including accrued interest) on our notes dated September 30, 2004 and December 31, 2004.

     On December 31, 2005, we issued a $325,146 secured promissory note to NCT Hearing, bearing interest at the prime rate and due on April 1, 2008, in exchange for services provided to us by NCT Hearing and its affiliates during the three months ended December 31, 2005.

     During the year ended December 31, 2005, NCT Hearing advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances are non-interest bearing and are payable within 35 days. As of December 31, 2005, outstanding cash advances to us from NCT Hearing under this arrangement were zero. NCT Hearing is not obligated to provide any additional cash advances to us.

     As of December 31, 2005, we owed $3,812,229, to NCT Hearing for cash advances, research, administrative and accounting services provided to us classified as notes payable due to affiliates, bearing interest at the prime rate (7.25% at December 31, 2005), on our balance sheet.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

     The following table sets forth the aggregate fees billed or accrued by us for the audit and other services provided by Eisner LLP for the years ended December 31, 2004 and 2005.

                                       Year Ended December 31,
                                    ------------------------------
                                        2004             2005
                                    --------------   -------------
     Audit Fees (a)                   $ 65,000         $ 76,264
     Audit-Related Fees                   -                -
     Tax Fees (b)                        3,250            3,250
     All Other Fees                       -                -
                                    --------------   -------------
          Total                       $ 68,250         $ 79,514
                                    ==============   =============
----------
(a) Represents fees billed and accrued for professional services rendered in connection with the annual audit and quarterly review of our financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.
(b) Represents fees billed for professional services rendered in conjunction with federal and state tax return preparation and other tax matters.

Board Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

     Our board of directors has pre-approved all audit services and permitted non-audit services provided by our independent registered public accountants and the compensation, fees and terms for these services. The board has also determined not to adopt any blanket pre-approval policy but instead to require that the board pre-approve the compensation and terms of service for audit services provided by our independent registered public accountants and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The board has also determined to require pre-approval by the board of the compensation and terms of service for any permitted non-audit services provided by our independent registered public accountants. Any proposed non-audit services in excess of pre-approved levels require further pre-approval by the board. Our Chief Financial Officer reports regularly to the board on the services performed and fees incurred by our independent registered public accountants for audit and permitted non-audit services during the prior quarter.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following financial statements are filed as part of this Annual Report:

                                                                                                        Page
                                                                                                        ----
      Report of Independent Registered Public Accounting Firm                                            F-1
      Balance Sheets as of December 31, 2004 and December 31, 2005                                       F-2
      Statements of Operations for the years ended December 31, 2003, 2004 and 2005                      F-3
      Statements of Changes in Stockholders' Equity (Capital Deficit) for the years ended
           December 31, 2003, 2004 and 2005                                                              F-4
      Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005                      F-5
      Notes to the Financial Statements                                                                  F-6


(a)(2)    Financial Statement Schedules

The  following  financial  statement  schedule  is filed as part of this  Annual
Report:

                                                                                                        Page
                                                                                                        ----
      Report of Independent Registered Public Accounting Firm on Schedule II                            F-21
      Schedule II.  Valuation and Qualifying Accounts                                                   F-22


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

3.1(e) Articles of Amendment to Articles of Incorporation of Pro Tech Communications, Inc., dated as of March 23, 2006.

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

10.2(a) License Agreement, dated as of September 12, 2000, by and between Pro Tech Communications, Inc. and NCT Hearing Products, Inc. (incorporated by reference to Exhibit 10.2(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-28602)).

10.2(b) Amendment to License Agreement, dated as of April 21, 2004, by and between Pro Tech Communications, Inc. and NCT Hearing Products, Inc. (incorporated by reference to Exhibit 10.2(b) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-28602).

14 Pro Tech Communications, Inc. Code of Ethics for the CEO and Senior Financial Officers (incorporated herein by reference to Exhibit 14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-28602)).

23.1      Consent of Eisner LLP.

31.1 Certification of President pursuant to Rule 13a-14(a) under the Securities Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

32.1 Certification of President and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
* Pertains to a management contract or compensation plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Pro Tech Communications, Inc.

We have audited the accompanying balance sheets of Pro Tech Communications, Inc. as of December 31, 2004 and 2005 and the related statements of operations, changes in stockholders' equity (capital deficit) and cash flows for each of the years ended December 31, 2003, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Pro Tech Communications, Inc. as of December 31, 2004 and 2005 and the results of its operations and its cash flows for each of the years ended December 31, 2003, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, has a working capital deficit and capital deficit, and has been dependent on financing and support from its principal stockholder, NCT Group, Inc. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Eisner LLP
---------------
Eisner LLP

New York, New York
March 3, 2006

With respect to Note 18
March 23, 2006


PRO TECH COMMUNICATIONS, INC.
BALANCE SHEETS (Notes 7 and 10)

                                                                                             December 31,
                                                                                ------------------------------------
                                                                                     2004                 2005
                                                                                ---------------      ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                   $     59,097         $     85,223
     Accounts receivable, less allowance for doubtful accounts
        of $28,277 and $28,245, respectively                                          137,396              200,883
     Inventories, net of reserves                                                     343,847              239,214
     Other current assets                                                              35,886               38,536
                                                                                ---------------      ---------------
                     Total current assets                                             576,226              563,856

Property and equipment, net                                                           306,398              219,987

Intangible assets, net of accumulated amortization of $375,331
     and $576,052, respectively                                                     2,610,484            2,409,763

Other assets                                                                            5,939                9,910
                                                                                ---------------      ---------------
                                                                                 $  3,499,047         $  3,203,516
                                                                                ===============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
     Accounts payable                                                            $    158,698         $    313,950
     Accrued expenses                                                                 229,145              201,560
     Current portion of capital lease obligations                                      11,492                9,473
     Due to factor and other liabilities                                               61,864              102,444
     Current portion of note payable                                                    2,646                3,202
     Note payable to stockholder                                                       39,728               14,447
     Preferred stock, subject to mandatory conversion into
        a variable number of shares of common stock (Note 9)                          709,041              656,415
                                                                                ---------------      ---------------
                     Total current liabilities                                      1,212,614            1,301,491

Note payable                                                                            1,430               12,000
Notes payable due to affiliates                                                     2,207,255            3,812,229
Capital lease obligations                                                               9,841                  368
                                                                                ---------------      ---------------

                     Total liabilities                                              3,431,140            5,126,088
                                                                                ---------------      ---------------

Commitments

Stockholders' equity (capital deficit):
     Preferred stock, $.01 par value, 1,000,000 shares authorized
          Series A convertible preferred, 4% cumulative dividend,
            stated value $1,000 per share, issued and outstanding,
            50 shares and zero shares, respectively (Note 9)
          Series B convertible preferred, 4% cumulative dividend,
            stated value $1,000 per share, issued and outstanding,
            460 shares (Note 9)                                                           -                    -
     Common stock, $.001 par value, authorized 300,000,000 shares,
          issued and outstanding 73,390,133 and 75,234,140 shares, respectively        73,390               75,234
     Additional paid-in capital                                                    19,357,332           19,426,996
     Accumulated deficit                                                          (19,362,815)         (21,424,802)
                                                                                ---------------      ---------------
                     Total stockholders' equity (capital deficit)                      67,907           (1,922,572)
                                                                                ---------------      ---------------
                                                                                 $  3,499,047          $ 3,203,516
                                                                                ===============      ===============

The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS



                                                                                          For the Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                     2003              2004              2005
                                                                                ---------------   ---------------   ---------------
Net sales                                                                         $  1,068,402      $  1,075,633      $  1,260,978

Costs and expenses:
     Cost of goods sold, exclusive of depreciation
           and amortization below                                                      325,943           488,031           531,728
     Selling, general and administrative expenses                                      957,440           952,073         1,185,594
     Depreciation and amortization                                                     338,071           341,650           329,861
     NCT Hearing and affiliates charges (Note 16)                                      314,207           559,470         1,008,391
     Provision for doubtful accounts                                                     6,591            14,621            15,794
                                                                                ---------------   ---------------   ---------------

     Loss before other income (expense)                                               (873,850)       (1,280,212)       (1,810,390)

Other income (expense):
     Interest income                                                                     2,931               734               -
     Interest expense                                                                  (26,353)          (18,586)          (18,480)
     Interest expense - NCT Hearing                                                    (56,455)          (76,535)         (177,040)
     Interest expense - convertible preferred stock                                    (11,089)          (20,969)          (18,882)
     Miscellaneous income, net                                                           3,352            10,396            11,401
                                                                                ---------------   ---------------   ---------------

Net loss from continuing operations                                                   (961,464)       (1,385,172)       (2,013,391)

Net loss from discontinued operations (Note 15)                                        (12,982)           (4,983)          (48,596)
                                                                                ---------------   ---------------   ---------------
Net loss                                                                              (974,446)       (1,390,155)       (2,061,987)

Adjustments attributable to preferred stock:
   Preferred stock dividend                                                             10,911               -                 -
                                                                                ---------------   ---------------   ---------------

Net loss attributable to common stockholders                                     $    (985,357)     $ (1,390,155)     $  2,061,987)
                                                                                ===============   ===============   ===============

Loss per share attributable to common stockholders:
Loss per share attributable to common stockholders
   from continuing operations                                                    $       (0.03)     $      (0.02)     $      (0.03)
Loss per share from discontinued operations                                              (0.00)            (0.00)            (0.00)
                                                                                ---------------   ---------------   ---------------
Basic and diluted                                                                $       (0.03)     $      (0.02)     $      (0.03)
                                                                                ===============   ===============   ===============

Weighted average common shares outstanding - basic and diluted                      33,200,311        62,377,398        74,779,453
                                                                                ===============   ===============   ===============

The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)



                                                Series A
                                             Preferred Stock         Common Stock        Additional
                                          -------------------  -----------------------    Paid-in       Accumulated
                                           Shares     Amount      Shares      Amount      Capital         Deficit         Total
                                          --------  ---------  ------------  ---------  -------------  --------------  -------------
Balance at December 31, 2002                   50   $ 54,521    33,200,311   $ 33,200   $ 18,451,079   $ (16,998,214)  $  1,540,586

Dividend on preferred stock                   -          991           -          -          (10,911)            -           (9,920)

Waiver of registration rights on
   series B preferred stock                   -          -             -          -          125,000             -          125,000

Accounting change for adoption of
     SFAS No. 150:        series A            (50)   (55,512)          -          -          (12,500)            -          (68,012)
                          series B            -          -             -          -         (125,000)            -         (125,000)

Net loss                                      -          -             -          -               -         (974,446)      (974,446)

                                          --------  ---------  ------------  ---------  -------------   -------------  -------------
Balance at December 31, 2003                  -     $    -      33,200,311   $ 33,200   $ 18,427,668   $ (17,972,660)  $    488,208

Issuance of common stock:
   Conversion of notes payable                -          -      27,846,351     27,846        612,620             -          640,466
   License agreement amendment                -          -       9,821,429      9,822        265,178             -          275,000
   Conversion of preferred stock              -          -       2,522,042      2,522         41,866             -           44,388

Adjustment of monetary value on
     series B preferred stock converted       -          -             -          -           10,000             -           10,000

Net loss                                      -          -             -          -              -        (1,390,155)    (1,390,155)

                                          --------  ---------  ------------  ---------  -------------  --------------  -------------
Balance at December 31, 2004                  -     $    -      73,390,133   $ 73,390   $ 19,357,332   $ (19,362,815)  $     67,907

Issuance of common stock:
   Conversion of preferred stock              -          -       1,844,007      1,844         57,164             -           59,008

Adjustment of monetary value on
     series A preferred stock converted       -          -             -          -           12,500             -           12,500

Net loss                                      -          -             -          -              -        (2,061,987)    (2,061,987)

                                          --------  ---------  ------------  ---------  -------------  --------------  -------------
Balance at December 31, 2005                  -     $    -      75,234,140   $ 75,234   $ 19,426,996   $ (21,424,802)  $ (1,922,572)
                                          ========  =========  ============  =========  =============  ==============  =============


The accompanying notes are an integral part of the financial statements.



PRO TECH COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS


                                                                                         For the Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                                 2003              2004                   2005
                                                                           ----------------    ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                               $    (974,446)      $  (1,390,155)      $  (2,061,987)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
        Notes payable issued to NCT Hearing for services received                 454,104             813,678           1,419,702
        Depreciation and amortization                                             338,071             341,650             329,861
        Gain on disposal of fixed assets                                              -                   -                (6,585)
        Provision for doubtful accounts                                             4,128              (3,160)                (32)
        Provision for obsolete inventory                                           (5,000)            113,531              63,262
        Preferred stock dividends as interest                                      11,089              20,969              18,882
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                              68,064             (45,467)            (63,455)
           Decrease in inventories                                                103,981              36,177              41,371
           Increase in other assets                                                (6,845)            (18,847)             (6,621)
           (Decrease) increase in accounts payable                               (195,694)            (72,584)            155,252
           (Decrease) increase in accrued expenses                                (26,779)             34,332             (27,585)
           (Decrease) increase in other liabilities                               (23,048)             (7,100)             98,427
                                                                           ----------------    ----------------    ----------------
              Net cash used in operating activities                         $    (252,375)      $    (176,976)      $     (39,508)
                                                                           ----------------    ----------------    ----------------
Cash flows from investing activities:
     Capital expenditures                                                          (4,375)             (3,766)            (38,311)
     Proceeds from sale of assets                                                     -                   -                19,768
                                                                           ----------------    ----------------    ----------------
              Net cash used in investing activities                         $      (4,375)      $      (3,766)      $     (18,543)
                                                                           ----------------    ----------------    ----------------
Cash flows from financing activities:
     Proceeds from:
        Notes payable - NCT Hearing (Note 16)                                     341,114             766,013             492,178
     Payment made on:
        Notes payable                                                             (31,752)            (38,270)            (31,756)
        Notes payable - NCT Hearing (Note 16)                                     (35,381)           (498,663)           (364,753)
        Capital lease obligations                                                  (9,662)            (10,434)            (11,492)
                                                                           ----------------    ----------------    ----------------
              Net cash provided by financing activities                     $     264,319       $     218,646       $      84,177
                                                                           ----------------    ----------------    ----------------
Net increase in cash and cash equivalents                                   $       7,569       $      37,904       $      26,126
Cash and cash equivalents - beginning of period                                    13,624              21,193              59,097
                                                                           ----------------    ----------------    ----------------
Cash and cash equivalents - end of period                                   $      21,193       $      59,097       $      85,223
                                                                           ================    ================    ================


Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                 $      25,353       $      18,198       $      19,497
                                                                           ================    ================    ================

Supplemental disclosures of non-cash investing and financing activities:
   Asset acquired with note payable                                         $         -         $         -         $      17,601
                                                                           ================    ================   =================
   Issuance of common stock upon conversion of series A and B
      preferred stock and dividends                                         $         -         $      44,388       $      59,008
                                                                           ================    ================   =================
   Issuance of common stock for payment of notes payable                    $         -         $     640,466       $         -
                                                                           ================    ================   =================
   Issuance of common stock for intangible assets                           $         -         $     275,000       $         -
                                                                           ================    ================   =================
   Adjustment of monetary value on series A and B preferred stock
     upon adoption of SFAS No. 150 and conversion                           $     137,500       $      10,000       $      12,500
                                                                           ================    ================   =================
   Principal on notes payable refinanced                                    $   1,345,810       $   1,489,641       $   2,274,590
                                                                           ================    ================   =================
   Interest on notes payable refinanced                                     $      35,900       $      61,611       $     113,352
                                                                           ================    ================   =================
   Dividends accrued on series A and series B preferred stock               $      10,911       $         -         $         -
                                                                           ================    ================   =================
   Reversal of redemption penalty on series B preferred stock               $     125,000       $         -         $         -
                                                                           ================    ================   =================
   Note receivable from director offset with note payable from stockholder  $         -         $      66,775       $         -
                                                                           ================    ================   =================

The accompanying notes are an integral part of the financial statements.


                          PRO TECH COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     Organization

          Pro Tech Communications, Inc., herein referred to as "we," "us," "our," or "Pro Tech," is incorporated under the laws of the State of Florida. We engineer, design and distribute audio and communications solutions and other products for business users, industrial users and consumers. Our current products include Apollo headsets and amplifiers for use in contact centers, ProCom headsets for use in quick-service restaurants, Noisebuster noise canceling safety earmuffs for use in high noise industrial environments and NoiseBuster noise canceling consumer audio headphones.

          In September 2000, we became a subsidiary of NCT Hearing Products, Inc., herein referred to as "NCT Hearing," a wholly-owned subsidiary of NCT Group, Inc., herein referred to as "NCT." As of December 31, 2005, NCT Hearing owned approximately 83.4% of our outstanding common stock.

          We have experienced recurring net losses ($21,424,802 through December 31, 2005) since our inception. These losses, which include the cost for development of products and an impairment charge of $11,500,000 on our intangible asset, have been funded primarily from product sales, the sale of common stock and convertible preferred stock, and advances directly and indirectly from NCT (our ultimate parent company) and its affiliates.

          In addition, we had a working capital deficit of $737,635 and a capital deficit of $1,922,572 at December 31, 2005. We received approximately $40,000 in advances from January 1, 2006 through February 28, 2006 from NCT Hearing to assist us in funding our working capital needs during 2006. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and sales of our products. Our ability to continue as a going concern is substantially dependent upon our revenue sources and future levels of funding, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our customers and suppliers.

          In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending, which would result in substantially curtailed operations. These reductions would have an adverse effect on our relations with our existing and prospective customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

          The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2005 about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

     Revenue and Cost Recognition

          We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is reasonably assured. We generally have no obligations to customers after the date that product is shipped other than for warranty obligations. Returns and customer credits are infrequent and recorded as a reduction to sales. Discounts from list prices are recorded as a reduction to sales at the time of sale. Generally, each product, depending on the model, is sold with a warranty ranging from 90 days to two years. Accruals for estimated expenses related to warranties are made at the time products are sold. These accruals are established using historical information on the nature, frequency and average cost of warranty claims and estimates of future costs. The accrued liability for warranty costs is included in accrued expenses in the balance sheet (see Note 6). Freight charges are charged to expense when incurred. Not all customers are billed for shipping costs; however, the amount of shipping costs collected from customers is netted against our incurred freight charges. The amount of shipping costs netted against our incurred freight charges for the years ended December 31, 2003, 2004 and 2005 was approximately $26,000, $32,000 and $47,000, respectively. The net amount of freight charges is included in selling, general and administrative expenses on our statements of operations.

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

     Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income
          (loss) in the years in
          which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date (see Note 14).

     Advertising

          The costs of advertising, promotion and marketing programs are charged to operations in the year incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising costs were approximately $13,000, $43,000 and $26,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

     Research and Development

          Research and development costs are expensed when incurred and are included in selling, general and administrative expenses. The amounts charged to expense were approximately $28,000, $276,000 and $742,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

     Fair Value of Financial Instruments

          The estimated fair value of our notes payable approximates the carrying amount. The fair values of loans to or from stockholders and affiliates are not readily determinable due to the related party nature of those instruments.

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

     Loss Per Common Share

          We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares, such as convertible instruments, options and warrants, has not been included as the effect would be antidilutive. The potential common shares are as follows:


                                                     December 31,
                                  --------------------------------------------------
                                       2003              2004              2005
                                  --------------    --------------    --------------
     Convertible preferred stock     58,169,135        10,384,654        84,596,053
     Options                          1,285,000         1,495,000         2,022,000
     Warrants                         1,000,000               -                 -
                                  --------------    --------------    --------------
                                     60,454,135        11,879,654        86,618,053
                                  ==============    ==============    ==============


     Stock Based Compensation

          We have elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123," and continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans through December 31, 2005. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:

                                                 For the year ended December 31,
                                        --------------------------------------------------
                                             2003             2004              2005
                                        --------------    --------------    --------------
          Net loss attributable to
            common stockholders,
            as reported                  $   (985,357)    $  (1,390,155)     $ (2,061,987)
          Stock-based employee costs
            based on fair value method         (5,022)          (11,334)           (3,545)
                                        --------------    --------------    --------------
          Net loss attributable to
            common stockholders,
            pro forma                    $   (990,379)    $  (1,401,489)     $ (2,065,532)
                                        ==============    ==============    ==============
          Loss per common share:
               As reported               $      (0.03)    $       (0.02)     $      (0.03)
                                        ==============    ==============    ==============
               Pro forma                 $      (0.03)    $       (0.02)     $      (0.03)
                                        ==============    ==============    ==============


          The fair value of each option grant on the date of grant was estimated using the Black-Scholes option-pricing model reflecting the following:


                                               For the year ended December 31,
                                            ------------------------------------
                                                  2004               2005
                                            -----------------  -----------------
          Volatility                                  100%               100%
          Expected life of options            4 to 7 years            7 years
          Risk free interest rate                    2.16%              4.33%
          Dividend yield                                0%                 0%



          There were no options granted during the fiscal year ended December 31, 2003. The weighted average fair value of options granted during the years ended December 31, 2004 and 2005 was $0.02 and $0.007, respectively.

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

          We sell our products to distributors and end users in various industries. We regularly assess the realizability of accounts receivable and take into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. We do not require collateral or other security to support customer receivables.

          We are currently outsourcing the majority of our products and components from several Far East and North American suppliers who build each product or component to our specifications. An interruption in the supply of a product or component for which we are unable to readily procure a substitute source of supply could temporarily result in our inability to deliver products on a timely basis, which in turn could adversely affect our operations. We have not experienced any such shortages.

     Significant Customers

          In each of the years ended December 31, 2003, 2004 and 2005, net sales derived from certain customers comprised more than 10% of our net sales. Two customers accounted for approximately 29% of net sales generated during the year ended December 31, 2003. One customer accounted for 11% of net sales generated during the year ended December 31, 2004. Two customers accounted for approximately 26% of net sales generated during the year ended December 31, 2005 and represented approximately 48% of the gross accounts receivable at December 31, 2005.

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

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position, results of operations or cash flows as there are no outstanding unvested options at December 31, 2005. However, future issuance, if any, of share-based employee payment awards may have a material impact on our future financial position, results of operations or cash flows.

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

2.   Inventory

Inventory consisted of the following:

                                                         December 31,
                                               ---------------------------------
                                                    2004               2005
                                               --------------     --------------
     Finished goods                             $    268,012       $    220,039
     Components                                      174,726            169,769
     Work in progress                                 19,640             31,199
                                               --------------     --------------
       Gross inventory                               462,378            421,007
     Less:  reserve for obsolete inventory           118,531            181,793
                                               --------------     --------------
     Total inventory                            $    343,847       $    239,214
                                               ==============     ==============

3.   Other Current Assets

Other Current Assets consisted of the following:

                                                         December 31,
                                               ---------------------------------
                                                    2004               2005
                                               --------------     --------------
     Prepaid insurance                          $     15,922       $     16,487
     Prepaid inventory purchases                       4,843              5,010
     Other                                            15,121             17,039
                                               --------------     --------------
       Total other current assets               $     35,886       $     38,536
                                               ==============     ==============

4.   Property and Equipment

The following is a summary of property and equipment:

                                                         December 31,
                                               ---------------------------------
                                                    2004               2005
                                               --------------     --------------
     Production molds                           $    454,303       $    490,934
     Office equipment                                171,582            112,659
     Production equipment                             39,140             30,940
     Leasehold improvements                          315,050            315,050
     Vehicles                                         12,414                -
     Marketing displays                               18,116             18,116
                                               --------------     --------------
                                                   1,010,605            967,699
     Less accumulated depreciation
       and amortization                              708,946            749,116
                                               --------------     --------------
                                                     301,659            218,583
                                               --------------     --------------
     Assets under capital lease:
     Cost                                             61,893             61,893
     Less accumulated amortization                    57,154             60,489
                                               --------------    ---------------
                                                       4,739              1,404
                                               --------------     --------------
     Total property and equipment, net          $    306,398       $    219,987
                                               ==============     ==============

Total depreciation and amortization expense, with respect to property and equipment, was approximately $156,000, $147,000 and $129,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Included in these totals is amortization expense on assets under capital leases for the years ended December 31, 2003, 2004 and 2005 of approximately $19,000, $17,000 and $3,000, respectively.

5.   Intangible Assets

On September 12, 2000, we obtained a license for rights to electronic noise canceling and noise and echo cancellation technologies from NCT Hearing in consideration of the issuance of 23,982,438 shares of our common stock. The intangible assets received in the exchange were valued at the fair value of the shares we issued, or $16,307,492. On April 21, 2004, we obtained an expansion of our existing technology license from NCT Hearing, in exchange for 9,821,429 shares of our common stock. The license covers over 50 patents, patents pending and innovations relating to electronic noise canceling and noise and echo cancellation, and with this expansion, encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds and earplugs, as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition, the expanded license permits us to use NCT Hearing's existing brand names including NoiseBuster, ProActive and ClearSpeech products. The intangible assets received in the license expansion were valued at the fair value of the shares we issued, or $275,000 and added to the cost basis of the intangible assets included in our balance sheet.

Intangible assets are periodically reviewed for impairment where the fair value is less than the carrying value. Amortization expense was approximately $181,000, $195,000 and $201,000 for the years ended December 31, 2003, 2004 and
2005, respectively. Estimated amortization expense for each of the next five years is approximately $201,000.

6.   Accrued Expenses

Accrued Expenses consisted of the following:

                                                         December, 31
                                               ---------------------------------
                                                    2004               2005
                                               --------------     --------------
     Accrued payroll and vacation               $    111,292       $     99,769
     Accrued professional services                    70,434             60,000
     Accrued warranty                                 28,044             31,161
     Other                                            19,375             10,630
                                               --------------     --------------
     Total accrued expenses                     $    229,145       $    201,560
                                               ==============     ==============

7.   Due to Factor and Other Liabilities

On March 26, 2001, we entered into a factoring agreement. Under this agreement we are required to factor substantially all of our trade receivables on a non-recourse basis in return for immediate cash credit equal to 85% of these factored receivables, less a factoring fee. The factoring fee is 1.9% of the invoice amount and 3.5% over the prime rate on the amount advanced under the factoring agreement. The prime rate was 7.25% at December 31, 2005. In addition, at December 31, 2005 we had approximately $18,000 in holdback at the factor representing 15% of the aggregate unpaid gross amount of all outstanding accounts factored under this factoring agreement. If the net amount of accounts submitted for any one month does not exceed $100,000, the factor may charge an additional commitment fee. As of December 31, 2005, no such fees were imposed. Such factored receivables are subject to acceptance by the factor. The factor also has the option to accept factored receivables with recourse. If such recourse receivables are not paid within 46 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of our accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or acquired of every kind wherever located, together with merchandise returns and goods, and all proceeds of every kind and nature.

At December 31, 2005, accounts receivable factored under this agreement and still outstanding were approximately $120,000, of which, approximately $102,000 had been received under the factoring agreement under the recourse provisions. Total fees incurred under this arrangement amounted to approximately $4,000, $2,000 and $6,000 during the years ended December 31, 2003, 2004 and 2005, respectively. Interest expense incurred under this arrangement amounted to approximately $2,000, $1,000 and $3,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

During the years ended December 31, 2004 and 2005, NCT Hearing advanced cash to us in anticipation of the receipt of funds from outstanding accounts receivable. These advances were non-interest bearing and were payable within 35 days. During 2004 and 2005, advances under these short-term notes payable were $499,013 and $377,178, respectively and payments were $441,166 and $364,753, respectively, with $70,272 being consolidated into a long-term note payable due to NCT Hearing. As of December 31, 2004 and 2005, outstanding short-term notes payable from NCT Hearing under this arrangement were approximately $58,000 and zero, respectively (see Note 16).

8.   Notes Payable and Note Payable to Stockholder

On January 20, 2005, we obtained a bank loan of $17,601. The loan, secured by a vehicle, provides for equal monthly payments of approximately $358, including interest at 8.0%, maturing on February 10, 2010. As of December 31, 2005, the balance outstanding was $15,202; of which $3,202 is included in current portion of note payable and $12,000 is included in note payable on our balance sheet.

On June 1, 2005, we refinanced $23,396 in principal from a note payable to a stockholder, which was due to mature on June 27, 2005, into a new note. The new note bore interest at 8.5% and provided for monthly payments including interest of $3,500 through November 30, 2005, with the remaining balance due on December 30, 2005. On August 1, 2005, we refinanced the remaining principal of $16,704 from the June 1, 2005 note with a modification of terms. The debt instruments were deemed not to be substantially different in accordance with Emerging Issues Task Force Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The new note bears interest at 12% and provides for monthly payments including interest of $1,500 from November 2005 through September 2006, with the remaining balance due on October 15, 2006. As of December 31, 2005, the balance outstanding was $14,447 and included in note payable to stockholder on our balance sheet.

9. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares

Series A Convertible Preferred Stock

As of December 31, 2005, we had 1,500 shares designated and zero shares issued and outstanding of our series A convertible preferred stock. Each share has a par value of $0.01, and a stated value of $1,000. Our series A preferred stock had a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock at our option. The shares of series A preferred stock were convertible into shares of our common stock or exchangeable for shares of NCT common stock at the holder's option. Each share of series A preferred stock was convertible into our common stock based on a conversion price that was the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days preceding the date of conversion, less a discount of 20%; or a fixed price of $0.50. The exchange rate into NCT common stock was the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of conversion, less a discount of 20%.

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

SFAS No. 150 also required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, effective July 1, 2003, the dividends accrued to holders of the series A preferred stock are recorded as interest expense in the statement of operations; whereas, previously they were recorded as a reduction to additional paid-in capital. Interest expense recorded for the series A preferred stock for the years ended December 31, 2003, 2004 and 2005 was $1,009, $2,006 and $482, respectively. The reduction to additional paid-in capital for the series A preferred stock, calculated for purposes of determining net loss attributable to common stockholders, was $991 for the year ended December 31, 2003.

No shares of series A preferred stock were converted or exchanged during the years ended December 31, 2003 and 2004. On March 31, 2005, the remaining outstanding 50 shares of our series A preferred stock plus accrued dividends were automatically converted into 1,844,007 shares of our common stock.

Series B Convertible Preferred Stock

As of December 31, 2005, we had 500 shares designated and 460 shares issued and outstanding of our series B convertible preferred stock. Each share has a par value of $0.01 and a stated value of $1,000. Our series B preferred stock has a cumulative dividend of 4% per annum on the stated value, payable upon conversion or exchange in either cash or common stock at our option. The shares of series B preferred stock may be converted into shares of our common stock or exchanged for shares of NCT common stock. Each share of stock is convertible into our common stock based on a conversion price that is the lower of: the lowest average closing bid price for a five-day consecutive period out of fifteen trading days preceding the date of conversion, less a discount of 20%; or a fixed price of $0.25. The exchange rate into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of exchange, less a discount of 20%. Any outstanding shares will be automatically converted on March 31, 2006 (see Note 18).

Prior to April 10, 2003, the series B preferred stock was classified as temporary equity rather than stockholders' equity because under the terms of the agreements entered into in connection with the issuance of the series B preferred stock, the holder of those shares may have had a right to require us to redeem the shares at 125% of the stated value, or an increase of $125,000 over the stated value. This type of redemption would not be within our sole control, and accordingly, we treated the shares as temporary equity. On April 10, 2003, we entered into an agreement with the holder of series B preferred stock whereby the holder agreed to waive certain registration rights relating to series B preferred stock. This cancelled the triggering event, which may have placed the redemption of series B preferred stock at the holder's option. With the signing of this agreement, such redemption was solely within our control. The increase of $125,000 over the stated value was reversed by increasing additional paid-in capital and decreasing our series B preferred stock and our series B preferred stock was classified within the stockholders' equity (capital deficit) section of our balance sheet.

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

SFAS No. 150 required us to record any payments or accruals of payments to holders of such instruments as interest costs. Therefore, effective July 1, 2003, the dividends accrued to the holder of the series B preferred stock are recorded as interest expense in the statement of operations; whereas, previously they were recorded as a reduction to additional paid-in capital. Interest expense recorded for the series B preferred stock for the years ended December 31, 2003, 2004 and 2005 was $10,080, $18,963 and $18,400, respectively. The reduction  to  additional  paid-in  capital  for the series B  preferred  stock, calculated for purposes of determining net loss attributable to common stockholders, was $9,920 for the year ended December 31, 2003.

The series B preferred stock is carried on our balance sheet as of December 31, 2005 at its monetary value of $656,415, which is comprised of the fair value of the shares of $575,000 plus the cash value of the accrued dividends of $81,415. We would have to issue approximately 71.9 million shares of our common stock if settlement of the stated value of the series B preferred stock had occurred as of December 31, 2005. We have the option to settle the accrued dividends in cash or common stock. As of December 31, 2005, settlement in common stock for the accrued dividends on the series B preferred stock would require issuance of approximately 12.7 million shares. There is no limit on the number of shares that we could be required to issue upon conversion of the series B preferred stock. No shares of series B preferred stock were converted or exchanged during the years ended December 31, 2003 and 2005. During the year ended December 31, 2004, 40 shares of series B preferred stock and accrued dividends were converted into 2,522,042 shares of our common stock.

10.  Notes Payable Due to Affiliates

As of December 31, 2004, we owed $2,207,255 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (5.25% at December 31, 2004).


Original issue date of note:    Maturing:               Principal       Interest           Total
----------------------------    ---------            --------------   ------------   ---------------
  June 30, 2004                   April 1, 2006       $  1,671,843     $   39,808     $   1,711,651
  September 17, 2004              April 1, 2006             35,000            497            35,497
  September 30, 2004              October 1, 2006          218,617          2,732           221,349
  December 31, 2004               October 1, 2006          238,758            -             238,758
                                                     --------------   ------------   ---------------
                                                      $  2,164,218     $   43,037     $   2,207,255
                                                     ==============   ============   ===============


During 2005, we issued an aggregate of $3,705,504 of secured promissory notes to NCT Hearing as consideration for $115,000 of cash advanced, $1,242,662 of services provided and the refinancing of $2,234,490 of principal and $113,352 of interest for notes consolidated in advance of maturity. The notes are secured by a continuing security interest in all of our assets and all proceeds.

As of December 31, 2005, we owed $3,812,229 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (7.25% at December 31, 2005).


Original issue date of note:    Maturing:               Principal       Interest           Total
----------------------------    ---------            --------------   ------------   ---------------
  February 25, 2005             April 1, 2007         $     30,000     $   1,650      $      31,650
  March 16, 2005                April 1, 2007               35,000         1,820             36,820
  March 22, 2005                April 1, 2007               50,000         2,552             52,552
  March 31, 2005                April 1, 2007              263,215        13,044            276,259
  June 30, 2005                 October 1, 2007          2,083,704        71,329          2,155,033
  September 22, 2005            October 1, 2007             70,272         1,347             71,619
  September 30, 2005            April 1, 2008              848,167        14,983            863,150
  December 31, 2005             April 1, 2008              325,146           -              325,146
                                                     --------------   ------------   ---------------
                                                      $  3,705,504     $ 106,725      $   3,812,229
                                                     ==============   ============   ===============


11.  Capital Stock

Common Stock

For the year ended December 31, 2003, there were no issuances of our common stock.

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

On March 31, 2005, we issued 1,844,007 shares of our common stock upon automatic conversion of 50 shares of our series A convertible preferred stock and accrued dividends (see Note 9).

The number of shares of our common stock required to be reserved for issuance was approximately 120.5 million based on the market price of $0.008 per share (or the discount from market as provided under the applicable agreements) at December 31, 2005. This reserve includes amounts for the conversion of preferred stock and for the exercise of options. The number of shares to be issued upon conversion of our outstanding preferred stock varies as a function of the market price of our common stock.

Warrants

The following table summarizes warrants to purchase our common stock during the years ended December 31, 2003 and 2004. There were no warrants outstanding during the year ended December 31, 2005.


                                                         Years Ended December 31,
                                       --------------------------------------------------------------
                                                   2003                            2004
                                       -----------------------------   ------------------------------
                                                        Weighted                        Weighted
                                                         Average                         Average
                                           Shares     Exercise Price      Shares       Exercise Price
                                       --------------  --------------  --------------  --------------
Outstanding at beginning of year           5,500,000   $      0.433        1,000,000    $      0.130
Warrants granted                                 -              -                -               -
Warrants canceled or expired              (4,500,000)        (0.500)      (1,000,000)         (0.130)
                                       --------------                  --------------
Outstanding at end of year                 1,000,000   $      0.130              -      $        -
                                       ==============                  ==============


12.  Stock Option Plans

In 1998, our Board of Directors adopted the 1998 Stock Option Plan for the benefit of our directors, officers, employees and consultants. This plan, as amended, authorizes the issuance of up to 30 million shares of our common stock.

On March 9, 2004, we issued options to officers and employees to purchase up to 635,000 shares of our common stock at an exercise price of $0.03 per share under the 1998 Stock Option Plan, to vest as follows: 158,750 immediately upon issuance; 158,750 on March 9, 2005; 158,750 on March 9, 2006 and 158,750 on
March 9, 2007 and expire on March 9, 2011. The exercise price of these options was equal to the fair market value of our common stock on the grant date. On November 23, 2004, the Board of Directors accelerated the vesting schedules of options granted to directors, officers and employees dated March 9, 2004 to 100% vested to acknowledge its continued gratitude for employee dedication. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was equal to the original exercise price of the grants. As a result of this acceleration, we will not be required to recognize an expense for the fair value of unvested options after adoption of SFAS No. 123R. Of these options, 440,000 remain outstanding and exercisable as of December 31, 2005.

On December 28, 2005, we issued options to officers and employees to purchase up to 527,000 shares of our common stock at an exercise price of $0.008 per share under the 1998 Stock Option Plan, which options vested immediately upon issuance and expire on December 28, 2012. The exercise price of these options was equal to the fair market value of our common stock on the grant date. Of these options, all remain outstanding and exercisable as of December 31, 2005.

The following summarizes stock option activity for the years ended December 31, 2003, 2004 and 2005:


                                                                       Years Ended December 31,
                                       ----------------------------------------------------------------------------------------
                                                  2003                          2004                          2005
                                       ----------------------------  ---------------------------   ----------------------------
                                                       Weighted                      Weighted                      Weighted
                                                        Average                       Average                       Average
                                          Shares     Exercise Price    Shares      Exercise Price    Shares      Exercise Price
                                       ------------  --------------  ------------  --------------  ------------  --------------
Outstanding at beginning of the year     1,372,500    $      0.253     1,285,000    $      0.242     1,495,000    $      0.158
Options granted                                -               -         635,000           0.030       527,000           0.008
Options exercised                              -               -             -               -             -               -
Options expired                            (87,500)          0.402      (425,000)          0.221           -               -
                                       ------------                  ------------                  ------------
Outstanding at end of year               1,285,000    $      0.242     1,495,000    $      0.158     2,022,000    $      0.119
                                       ============                  ============                  ============
Options exercisable at end of year       1,285,000    $      0.242     1,495,000    $      0.158     2,022,000    $      0.119
                                       ============                  ============                  ============


As of December 31, 2005, our outstanding stock options have exercise prices ranging from $0.008 to $0.4375 and a weighted average remaining contractual life of approximately 4.2 years. As of December 31, 2005, 27,966,000 options were available for future grants under the 1998 Stock Option Plan.

13.  Commitments

Future minimum lease payments under noncancelable operating leases expiring in 2009 for buildings and equipment and the present value of future minimum capital lease payments as of December 31, 2005 are as follows:


     Year ending December 31                                            Capital Leases          Operating Leases
     -----------------------                                           -----------------        -----------------
          2006                                                          $         9,992          $        71,834
          2007                                                                      373                   68,450
          2008                                                                      -                     70,504
          2009                                                                      -                     11,808
                                                                       -----------------        -----------------
     Total minimum lease payments                                                10,365          $       222,596
                                                                                                =================
     Less amount representing interest                                              524
                                                                       -----------------
     Present value of net minimum capital lease payments                          9,841
     Less current installments                                                    9,473
                                                                       -----------------
     Obligations under capital leases, excluding current installments   $           368
                                                                       =================


Rent expense was approximately $119,000, $122,000 and $125,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

14.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2003, 2004 and 2005 due to operating losses incurred.

We had net deferred tax assets of approximately $7,341,400 and $8,109,300 attributable to intangible assets and net operating losses available to offset future federal income tax at December 31, 2004 and 2005, respectively. Our net deferred tax assets have been fully reserved by a valuation allowance since the realization of its benefit is uncertain. The difference between the statutory federal income tax rate of 34% and our effective tax rate is due to increases in the valuation allowance of $364,000, $454,400 and $767,900 for the years ended December 31, 2003, 2004 and 2005, respectively.

At December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes amounting to $13,084,000 and $13,134,000, respectively, which expire through the year 2025. In accordance with Internal Revenue Code Section 382, our net operating loss carryforwards are subject to certain limitations resulting from the issuance of common stock to NCT Hearing (see Note 5).

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                          December 31,
                                               ---------------------------------
                                                    2004             2005
                                               ---------------  ----------------
Allowance for doubtful accounts                 $      11,000    $       11,000
Inventory reserve                                      44,800            68,500
Accrued warranty expense                               10,500            11,700
Property and equipment                                 18,000            54,000
Intangible assets                                   3,422,000         3,039,000
Net operating loss carryforwards                    3,834,000         4,924,000
Other carryforwards                                     1,100             1,100
                                               ---------------  ----------------
Total deferred tax assets                           7,341,400         8,109,300

Less valuation allowance                            7,341,400         8,109,300
                                               ---------------  ----------------
Net deferred tax asset                          $         -      $          -
                                               ===============  ================


15.  Discontinued Operations and Business Division Information

Our business divisions during 2005 were: (1) Products Business and (2) Telecommunications Systems Integration. Our operations have been predominately based in the Products Business division. At December 31, 2003, 2004 and 2005 these divisions were not separately reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We evaluate division performance based on net sales and operating income. Management does not track division data or evaluate division performance on additional financial information. As such, there are no separately identifiable division assets or separately identifiable statements of income (below operating income). We do not track or assign assets to individual business divisions. Likewise, depreciation expense and capital additions are also not tracked by business division.

We disposed of our Telecommunications Systems Integration division (TSI) during the fourth quarter of 2005. This disposal meets the criteria established for recognition as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." TSI represents a component of our business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. At December 31, 2005, TSI was classified as discontinued operation and its results of operations are separately reported for all periods presented. Summarized financial information for discontinued operations is set forth below. There are no assets held for sale at December 31, 2005.


                                                       Telecom Systems Integration Division
                                               ------------------------------------------------------
                                                     2003              2004                2005
                                               ----------------   ----------------   ----------------
Net Sales                                       $      110,133     $      119,123     $       77,022

Cost of goods sold                                      38,470             30,309             35,155
Selling, general and administrative expenses            84,645             93,797             90,463
                                               ----------------   ----------------   ----------------
                                                       123,115            124,106            125,618

                                               ----------------   ----------------   ----------------
Loss from discontinued operations               $      (12,982)    $       (4,983)    $      (48,596)
                                               ================   ================   ================


Products Business: Our Products Business engineers, designs and distributes audio and communications solutions and other products for business users, industrial users and consumers. Our current products include Apollo headsets and amplifiers for use in contact centers, ProCom headsets for use in quick-service restaurants, NoiseBuster noise canceling safety earmuffs for use in high noise industrial environments and NoiseBuster noise canceling consumer audio headphones.

Telecommunications Systems Integration Business: Our Telecommunications Systems Integration Business sold and installed simple to sophisticated analog, digital and Internet Protocol phone systems and provided telecommunications system integration support to the small office and the large corporate call center clients. We discontinued the operations of this business division during the fourth quarter of 2005.

16.  Related Party Transactions

As of December 31, 2004, we owed $2,265,102 to NCT Hearing, consisting of $2,207,255 in notes payable due to affiliates and $57,847 in due to factor and other liabilities on our balance sheet. As of December 31, 2005, we owed $3,812,229 to NCT Hearing included in notes payable due to affiliates on our balance sheet (see Notes 7 and 10). NCT Hearing and its affiliates provided approximately $267,000 and $127,000 in net cash advances to us during the years ended December 31, 2004 and 2005, respectively.

NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our statements of operations. These charges were allocated to us based on specific identification and, to the extent that such identification was not practical, on the basis of employees or other methods which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by us. The following table summarizes the approximate charges by NCT Hearing and its affiliates during the years ended December 31, 2003, 2004 and 2005.

                                       For the Year Ended December 31,
                               -------------------------------------------------
                                   2003              2004             2005
                               --------------   --------------   ---------------

     Labor                      $    137,000     $    442,000     $     898,000
     Overhead                        177,000          117,000           110,000
                               -------------   ---------------  ----------------
                                $    314,000     $    559,000     $   1,008,000
                               =============   ===============  ================

We participate in the NCT Group, Inc. Employee Benefits Plan, referred to as the Benefit Plan. The Benefit Plan provides, among other coverage, certain health benefits to employees and directors of NCT's United States operations. NCT administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. NCT's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $634,000, while individual benefit exposure in each Benefit Plan fiscal year is limited to $45,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which NCT pays a nominal premium for such stop loss coverage. NCT records benefit claim expense in the period in which the benefit claim is incurred. Any benefit claims incurred by us are submitted to NCT for payments and such claims are then charged to us. At December 31, 2004 and 2005, the balance owed to NCT for benefit claims was approximately $471,000 and $510,000, respectively and is included in the amount due to NCT Hearing discussed above. For the years ended December 31, 2003, 2004 and 2005, health benefits and claims included in selling, general and administrative expenses on our statements of operations were approximately $69,000, $32,000 and $43,000, respectively.

We participate in NCT's 401(k) Plan, referred to as the 401(k) Plan. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 15% of the employee's annual compensation to the 401(k) Plan. NCT, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no matching contributions for the years ended December 31, 2003, 2004 and 2005.

17.  Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for each quarter of 2004 and 2005. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

(Unaudited)


                                                                    Year Ended December 31, 2004
                                            ----------------------------------------------------------------------------
                                             1st Quarter     2nd Quarter     3rd Quarter     4th Quarter     Full Year
                                            -------------  --------------  --------------  --------------  -------------
Net sales                                    $   232,320    $    241,673    $    285,951    $    315,689    $ 1,075,633
Gross profit                                     162,425         166,334         185,740          73,103        587,602
Loss attributable to common stockholders        (247,645)       (304,650)       (326,291)       (511,569)    (1,390,155)
Loss per share - basic and diluted *               (0.01)            -               -             (0.01)         (0.02)

                                                                    Year Ended December 31, 2005
                                            ----------------------------------------------------------------------------
                                             1st Quarter     2nd Quarter     3rd Quarter     4th Quarter     Full Year
                                            -------------  --------------  --------------  --------------  -------------

Net sales                                    $   298,191    $    288,082    $    295,201    $    379,504    $ 1,260,978
Gross profit                                     201,339         197,867         197,713         132,331        729,250
Loss attributable to common stockholders        (452,316)       (431,849)       (554,174)       (623,648)    (2,061,987)
Loss per share - basic and diluted *               (0.01)          (0.01)          (0.01)          (0.01)         (0.03)


* Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter and loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters' loss per share may not necessarily equal the full-year loss per share.

4th Quarter 2004:
----------------
Includes increase in inventory reserve of $114,000.


18.  Subsequent Events

On March 23, 2006, we amended our articles of incorporation to extend the mandatory conversion date on our series B convertible preferred stock from March 31, 2006 to March 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II


Board of Directors and Stockholders
Pro Tech Communications, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements of Pro Tech Communications, Inc. as of December 31, 2004 and 2005 and for each of the years ended December 31, 2003, 2004 and 2005 taken as a whole. The 2003, 2004 and 2005 information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Eisner LLP
--------------
    Eisner LLP


New York, New York
March 3, 2006

                                                             SCHEDULE II

PRO TECH COMMUNICATIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------------------
              Column A                                       Column B               Column C              Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Charged       Charged to
                                                             Balance at     to costs        other                       Balance at
                                                             beginning        and         accounts -     Deductions -     end of
             Description                                     of period      expenses      Describe        Describe        period
-------------------------------------------                 -----------    ----------    ------------   -------------  ------------
Allowance for doubtful accounts:
     Year ended December 31, 2003                            $  27,309      $   6,591     $     -       $   2,463 (a)   $  31,437
     Year ended December 31, 2004                               31,437         14,621           -          17,781 (a)      28,277
     Year ended December 31, 2005                               28,277         15,794           -          15,826 (a)      28,245

Allowance for inventory obsolescence:
     Year ended December 31, 2003                               10,000            -             -           5,000 (b)       5,000
     Year ended December 31, 2004                                5,000        113,531           -             -           118,531
     Year ended December 31, 2005                              118,531         63,262           -             -           181,793

Accumulated depreciation:
     Year ended December 31, 2003                              465,775        155,887           -             -           621,662
     Year ended December 31, 2004                              621,662        147,040           -           2,602 (c)     766,100
     Year ended December 31, 2005                              766,100        129,140           -          85,635 (c)     809,605

Accumulated other intangibles and other assets amortization:
     Year ended December 31, 2003                                2,048        182,184           -           3,511 (d)     180,721
     Year ended December 31, 2004                              180,721        194,610           -             -           375,331
     Year ended December 31, 2005                              375,331        200,721           -             -           576,052


Attention is directed to the foregoing report of independent registered accounting firm and the notes to our financial statements.


------
(a) Accounts written off, net of recoveries.
(b) Accounts previously reserved for, written off in current year.
(c) Write off fixed asset dispositions against reserve.
(d) Write down intangibles to estimated fair value.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2006.

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

            Name                         Title                         Date
            ----                         -----                         ----

  /s/ RICHARD HENNESSEY        President, Chief Operating         March 23, 2006
  -----------------------         Officer and Director
      Richard Hennessey       (principal executive officer)


  /s/ MARY CHRISTIAN-HEIN      Senior Vice President, Chief       March 23, 2006
  -----------------------     Financial Officer and Treasurer
      Mary Christian-Hein        (principal finance and
                                   accounting officer)

  /s/ IRENE LEBOVICS               Chairman of the Board          March 23, 2006
  -----------------------
      Irene Lebovics


  /s/ MICHAEL J. PARRELLA                Director                 March 23, 2006
  -----------------------
      Michael J. Parrella


  /s/ CY E. HAMMOND                      Director                 March 23, 2006
  -----------------------
      Cy E. Hammond