Form 10-Q
period 2006-03-31
PRO TECH COMMUNICATIONS INC
filed 2006-05-12
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
/ / Large Accelerated Filer   / / Accelerated Filer    /X/ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
/ / Yes  /X/ No

The number of shares of the registrant's common stock outstanding as of May 9, 2006 was 75,234,140 shares.


                                Table of Contents
                                                                                                           Page
Part I     Financial Information

Item 1.    Financial Statements:
           Condensed Balance Sheets at December 31, 2005 and March 31, 2006
                (Unaudited)                                                                                3
           Condensed Statements of Operations (Unaudited) for the Three Months
                Ended March 31, 2005 and 2006                                                              4
           Condensed Statements of Cash Flows (Unaudited) for the Three Months
                Ended March 31, 2005 and 2006                                                              5
           Notes to the Condensed Financial Statements (Unaudited)                                         6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                 11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      15
Item 4.    Controls and Procedures                                                                         15

Part II    Other Information

Item 1A.   Risk Factors                                                                                    16
Item 6.    Exhibits                                                                                        16
Signatures                                                                                                 17


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                   December 31,     March 31,
                                                                                      2005            2006
                                                                                  ------------     ------------
ASSETS                                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $    85,223      $    33,628
     Accounts receivable, less allowance for doubtful accounts
        of $28,245 and $17,913, respectively                                          200,883          119,734
     Inventories, net of reserves                                                     239,214          245,125
     Other current assets                                                              38,536           22,864
                                                                                  ------------     ------------
                     Total current assets                                             563,856          421,351

Property and equipment, net                                                           219,987          190,598

Intangible assets, net of accumulated amortization of $576,052
     and $626,232, respectively                                                     2,409,763        2,359,583

Other assets                                                                            9,910            9,910
                                                                                  ------------     ------------
                                                                                  $ 3,203,516      $ 2,981,442
                                                                                  ============     ============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
     Accounts payable                                                             $   313,950      $   241,214
     Accrued expenses                                                                 201,560          153,578
     Current portion of capital lease obligations                                       9,473            9,284
     Other liabilities                                                                102,444           42,092
     Current portion of note payable                                                    3,202              -
     Note payable to stockholder                                                       14,447           10,340
     Preferred stock subject to mandatory conversion into
        a variable number of shares of common stock (Note 7)                          656,415          660,952
                                                                                  ------------     ------------
                     Total current liabilities                                      1,301,491        1,117,460

Note payable                                                                           12,000              -
Notes payable due to affiliates (Notes 8 and 12)                                    3,812,229        4,254,616
Capital lease obligations                                                                 368              -
                                                                                  ------------     ------------

                     Total liabilities                                              5,126,088        5,372,076
                                                                                  ------------     ------------

Commitments

Capital deficit (Notes 9 and 10):
  Preferred stock, $.01 par value, 1,000,000 shares authorized
     Series B convertible preferred, 4% cumulative dividend,
       stated value $1,000 per share, issued and outstanding, 460 shares (Note 7)         -                -
  Common stock, $.001 par value, authorized 300,000,000 shares,
       issued and outstanding 75,234,140 shares                                        75,234           75,234
  Additional paid-in capital                                                       19,426,996       19,426,996
  Accumulated deficit                                                             (21,424,802)     (21,892,864)
                                                                                  ------------     ------------
          Total capital deficit                                                    (1,922,572)      (2,390,634)
                                                                                  ------------     ------------
                                                                                  $ 3,203,516      $ 2,981,442
                                                                                  ============     ============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                        For the Three Months
                                                                           Ended March 31,
                                                                     ----------------------------
                                                                         2005            2006
                                                                     ------------    ------------
Net sales                                                            $   298,191     $   313,663
                                                                     ------------    ------------
Costs and expenses:
Cost of goods sold                                                        96,852          90,871
Selling, general and administrative expenses                             372,261         327,375
NCT Hearing and affiliates charges (Note 12)                             236,271         285,621
                                                                     ------------    ------------
                                                                         705,384         703,867

       Loss before other income (expense)                               (407,193)       (390,204)

Other income (expense):
    Interest expense, net                                                 (4,530)         (3,964)
    Interest expense - NCT Hearing                                       (30,015)        (70,744)
    Interest expense - series A & B convertible preferred stock           (5,019)         (4,537)
    Miscellaneous income, net                                              3,461           1,387
                                                                     ------------    ------------

Net loss from continuing operations                                     (443,296)       (468,062)

Net loss from discontinued operations (Note 11)                           (9,020)            -
                                                                     ------------    ------------


Net loss                                                             $  (452,316)    $  (468,062)
                                                                     ============    ============

Loss per share attributable to common stockholders:
Loss per share attributable to common stockholders
   from continuing operations                                        $     (0.01)    $     (0.01)
Loss per share from discontinued operations                                  -               -
                                                                     ------------    ------------
Basic and diluted                                                    $     (0.01)    $     (0.01)
                                                                     ============    ============

Weighted average common shares outstanding -
   basic and diluted                                                  73,390,133      75,234,140
                                                                     ============    ============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                  -------------------------------
                                                                                       2005             2006
                                                                                  --------------   --------------
Cash flows from operating activities:
    Net loss                                                                      $    (452,316)   $    (468,062)
    Adjustments to reconcile net loss to net
          cash used in operating activities:
       Notes payable issued to NCT Hearing for services and interest                    293,230          402,387
       Depreciation and amortization                                                     81,978           79,569
       Gain on disposal of fixed assets                                                     -             (1,100)
       Provision for doubtful accounts                                                    1,268          (10,332)
       Preferred stock dividends as interest                                              5,019            4,537
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                    (35,397)          91,481
          Decrease (increase) in inventories                                              1,359           (5,911)
          Decrease in other assets                                                        1,598           15,672
          Decrease in accounts payable                                                   (5,812)         (72,736)
          Increase (decrease) in accrued expenses                                           540          (47,982)
          Increase (decrease) in other liabilities                                       11,381          (60,352)
                                                                                  --------------   --------------
             Net cash used in operating activities                                      (97,152)         (72,829)
                                                                                  --------------   --------------
Cash flows from investing activities:
    Capital expenditures                                                                (31,175)             -
    Proceeds from sale of assets                                                            -              1,100
                                                                                  --------------   --------------
             Net cash (used in) provided by investing activities                        (31,175)           1,100
                                                                                  --------------   --------------
Cash flows from financing activities:
    Proceeds from:
       Notes payable - NCT Hearing                                                      115,000           40,000
    Payment made on:
       Notes payable                                                                    (13,971)         (19,309)
       Notes payable - NCT Hearing                                                       (2,628)             -
       Capital lease obligations                                                         (2,770)            (557)
                                                                                  --------------   --------------
             Net cash provided by financing activities                                   95,631           20,134
                                                                                  --------------   --------------
Net decrease in cash and cash equivalents                                               (32,696)         (51,595)
Cash and cash equivalents - beginning of period                                          59,097           85,223
                                                                                  --------------   --------------
Cash and cash equivalents - end of period                                         $      26,401    $      33,628
                                                                                  ==============   ==============



Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                       $       4,530    $       3,964
                                                                                  ==============   ==============

Supplemental disclosures of non-cash investing and financing activities:
   Asset acquired with note payable                                               $      17,601    $         -
                                                                                  ==============   ==============
   Issuance of common stock upon conversion of series A
      preferred stock and dividends                                               $      59,008    $         -
                                                                                  ==============   ==============
   Adjustment of monetary value on series A preferred stock
     upon conversion                                                              $      12,500    $         -
                                                                                  ==============   ==============

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from these estimates.

     We  have  experienced  recurring  net  losses,  cumulatively  amounting  to approximately $21,893,000 through March 31, 2006. These losses, which include the cost for development of products and an impairment charge of $11,500,000 to our intangible asset, have been funded primarily from product sales, the sale of common stock and convertible preferred stock, and advances directly and indirectly from NCT Group, Inc. (our ultimate parent company) and its affiliates. NCT Group, Inc. and its affiliates are also experiencing recurring net losses.

     In addition, we had a working capital deficit of $696,109 and a capital deficit of $2,390,634 at March 31, 2006. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and sales of our products. Our ability to continue as a going concern is substantially dependent upon our revenue sources and future levels of funding, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our customers and suppliers.

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

     The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2006 about our ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Loss per Common Share

     We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The effect of potential common shares such as options, warrants and convertible preferred stock at March 31, 2005 and 2006 was not included in the net loss per share calculations for the interim periods then ended, as the effect would be antidilutive.

2.   Stock Based Compensation

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Under APB Opinion No. 25, no compensation costs was recognized if the option exercise price was equal to or greater than the fair market price of the common stock on the date of the grant. Prior to January 1, 2006, no stock-based employee compensation cost is reflected in our net loss, as options granted under our plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     There was no impact on our financial position, results of operations or cash flows for the adoption of SFAS No. 123(R). We had no outstanding unvested options at January 1, 2006 and there were no new option grants during the three months ended March 31, 2006. There was no stock-based employee compensation cost to be recognized for the three months ended March 31, 2005.

3.   Inventories

     Inventories, net of reserves consists of the following:

                                             December 31,          March 31,
                                                 2005                2006
                                           -----------------   -----------------
     Finished goods                        $       220,039     $       228,557
     Components                                    169,769             171,755
     Work in progress                               31,199              26,606
                                           -----------------   -----------------
       Gross inventory                             421,007             426,918
     Less:  reserve for obsolete inventory         181,793             181,793
                                           -----------------   -----------------
                                           $       239,214     $       245,125
                                           =================   =================


     Effective January 1, 2006, we adopted SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. There was no impact upon the adoption of SFAS No. 151 on our financial position, results of operations or cash flows.

4.   Other Current Assets

     Other current assets consists of the following:

                                             December 31,          March 31,
                                                 2005                2006
                                           -----------------   -----------------
     Prepaid insurance                     $        16,487     $        11,767
     Prepaid inventory purchases                     5,010               5,525
     Other                                          17,039               5,572
                                           -----------------   -----------------
                                           $        38,536     $        22,864
                                           =================   =================


5.   Property and Equipment

         Property and equipment, net consists of the following:

                                             December 31,          March 31,
                                                 2005                2006
                                           -----------------   -----------------
     Production molds                      $       490,934     $       490,934
     Office equipment                              112,659              89,808
     Production equipment                           30,940              30,940
     Leasehold improvements                        315,050             315,050
     Marketing displays                             18,116              18,116
                                           -----------------   -----------------
                                                   967,699             944,848
     Less accumulated depreciation
       and amortization                            749,116             755,296
                                           -----------------   -----------------
                                                   218,583             189,552
                                           -----------------   -----------------
     Assets under capital lease:
     Cost                                           61,893              61,893
     Less accumulated amortization                  60,489              60,847
                                           -----------------   -----------------
                                                     1,404               1,046
                                           -----------------   -----------------

                                           $       219,987     $       190,598
                                           =================   =================


Total depreciation and amortization expense, with respect to property and equipment, was $31,797 and $29,389, for the three months ended March 31, 2005 and 2006, respectively.

6.   Other Liabilities

     At March 31, 2006, accounts receivable factored and still outstanding were $49,519, of which $42,092 was under recourse provisions. Total factoring fees amounted to $1,109 and $2,009 for the three months ended March 31, 2005 and 2006, respectively. Interest expense incurred under this agreement amounted to $553 and $1,560 for the three months ended March 31, 2005 and 2006, respectively.

7. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock

     Series B Convertible Preferred Stock

     On March 23, 2006, we amended our articles of incorporation to extend the mandatory conversion date of our series B convertible preferred stock from March 31, 2006 to March 31, 2008. No shares of our series B preferred stock were converted or exchanged during the three months ended March 31, 2006. Dividends classified as interest expense for series B preferred stock were $4,537 for each of the three months ended March 31, 2005 and 2006, respectively.

     Our series B preferred stock is carried on our balance sheet as of March 31, 2006 at its monetary value of $660,952, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $85,952. We would have to issue approximately 44.2 million shares of our common stock if settlement of the stated value of our series B preferred stock had occurred as of March 31, 2006. We have the option to settle the accrued dividends in cash or common stock. As of March 31, 2006, settlement in common stock for the accrued dividends on our series B preferred stock would require issuance of approximately 8.3 million shares. There is no limit on the number of shares that we could be required to issue upon conversion of our series B preferred stock.

8.   Notes Payable Due to Affiliates

     During the three months ended March 31, 2006, we issued an aggregate of $371,643 of secured promissory notes to NCT Hearing Products, Inc., our parent company, as consideration for $40,000 of cash advanced and $331,643 of services provided.

     As of March 31, 2006, we owed $4,254,616 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (7.75% at March 31, 2006):


Original issue date of note:     Maturing:               Principal           Interest             Total
----------------------------     ------------------  ------------------  -----------------  -----------------
  February 25, 2005              April 1, 2007       $          30,000   $          2,233   $         32,233
  March 16, 2005                 April 1, 2007                  35,000              2,499             37,499
  March 22, 2005                 April 1, 2007                  50,000              3,520             53,520
  March 31, 2005                 April 1, 2007                 263,215             18,135            281,350
  June 30, 2005                  October 1, 2007             2,083,704            111,040          2,194,744
  September 22, 2005             October 1, 2007                70,272              2,667             72,939
  September 30, 2005             April 1, 2008                 848,167             30,888            879,055
  December 31, 2005              April 1, 2008                 325,146              5,991            331,137
  January 30, 2006               July 1, 2008                   40,000                496             40,496
  March 31, 2006                 July 1, 2008                  331,643                -              331,643
                                                     ------------------  -----------------  -----------------
                                                     $       4,077,147   $        177,469   $      4,254,616
                                                     ==================  =================  =================


9.   Capital Deficit

     The changes in capital deficit during the three months ended March 31, 2006, were as follows:


                                          Common Stock
                                   ---------------------------    Additional       Accumulated
                                      Shares        Amount      Paid-in capital      Deficit           Total
                                   ------------  -------------  ---------------  ---------------   --------------
Balance at December 31, 2005        75,234,140    $    75,234    $  19,426,996    $ (21,424,802)    $ (1,922,572)

Net Loss                                   -              -                -           (468,062)        (468,062)

                                   ------------  -------------  ---------------  ---------------   --------------
Balance at March 31, 2006           75,234,140    $    75,234    $  19,426,996    $ (21,892,864)    $ (2,390,634)
                                   ============  =============  ===============  ===============   ==============


10.  Common Stock

     At March 31, 2006, we were required to reserve approximately 75.4 million shares of our common stock for issuance, including shares issuable upon exercise of outstanding options and upon conversion of our series B convertible preferred stock.

11.  Discontinued Operations

     We disposed of our Telecommunications Systems Integration division (TSI) during 2005. This disposal met the criteria established for recognition as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." TSI represented a component of our business comprised of operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. At December 31, 2005, TSI was classified as discontinued operations and its results of operations are separately reported for all periods presented. Summarized financial information for TSI's discontinued operations is set forth below.

                                                         For the Three
                                                          Months Ended
                                                         March 31, 2005
                                                      --------------------
Net sales                                              $           20,877
                                                      --------------------

Cost of goods sold                                                  6,519
Selling, general and administrative expenses                       23,378
                                                      --------------------
                                                                   29,897

                                                      --------------------
Net loss from discontinued operations                  $          (9,020)
                                                      ====================


12.  Related Party Transactions

NCT Hearing and Affiliates

     NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our condensed statements of operations. The following table summarizes the approximate charges by NCT
Hearing and its affiliates during the three months ended March 31, 2005 and 2006.

                                               For the Three Months
                                                  Ended March 31,
                                        ---------------------------------
                                              2005              2006
                                        ---------------   ---------------

                 Labor                  $      208,000    $      256,000
                 Overhead                       28,000            30,000
                                        ---------------   ---------------
                                        $      236,000    $      286,000
                                        ===============   ===============


     In addition, NCT Hearing charged us for expenses incurred on our behalf of approximately $27,000 and $46,000 during the three months ended March 31, 2005 and 2006, respectively, which are included in selling, general and administrative expenses on our condensed statements of operations.

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

Description of Business

     We engineer, design and distribute audio and communications solutions and other products for business users, industrial users and consumers. We currently offer headsets, amplifiers, headphones, hearing protection earmuffs and accessories. We intend to continue to pursue new product development. Under a license agreement with our parent company, NCT Hearing Products, Inc., we have access to over 50 patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation. We plan to address additional markets of opportunity, including spectator racing, two-way radio communications and aviation. We intend to enter many of these markets through the expansion of our NoiseBuster line of electronic noise canceling products as well as passive products designed for higher noise settings.

Going Concern Risks

     We have experienced recurring losses, which amounted to approximately $21,893,000 on a cumulative basis through March 31, 2006. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our product sales to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next nine months. These funds consist of available cash and the funding derived from our sales of products. Cash and cash equivalents amounted to approximately $34,000 at March 31, 2006 and our working capital deficit was approximately $696,000. We have been dependent upon funding from NCT Hearing. NCT Hearing has also been experiencing net losses and has had to seek additional sources of funds. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2006 about our ability to continue as a going concern. Our accompanying condensed financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The preparation of our condensed financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The methods, estimates and judgments we use in applying our accounting policies may have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

     A summary of our critical accounting policies and estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes to these policies since December 31, 2005.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

     Net loss. Net loss for the three months ended March 31, 2006 increased approximately $16,000, or 3%, compared to the same three-month period in 2005. This increase was due to increases of approximately $49,000 in NCT Hearing and affiliates charges and approximately $41,000 in interest expense - NCT Hearing, partially offset by decreases of approximately $45,000 in selling, general and administrative expenses, approximately $9,000 in discontinued operations and an increase of approximately $15,000 in net sales.

     Net sales. Net sales for the three months ended March 31, 2006 increased approximately $15,000, or 5%, compared to the three months ended March 31, 2005. The increase was primarily due to an increase in sales from our quick service restaurant and telephone markets, partially offset by a reduction in sales from our consumer audio market.

     Sales from our quick service restaurant market increased approximately $12,000 for the three months ended March 31, 2006 as compared to the same three-month period in 2005. This increase was due to the increased purchases of our quick service restaurant headsets.

     Sales from our telephone market increased approximately $7,000 for the three months ended March 31, 2006 as compared to the same three-month period in 2005. This increase was due to the increased purchases by a major contact center.

     Sales from our consumer audio and safety markets decreased approximately $5,000 for the three months ended March 31, 2006 as compared to the same three-month period in 2005. Sales from our consumer audio market decreased approximately $20,000 partially offset by sales from our safety market. We had not yet entered the safety market during the three months ended March 31, 2005. The decrease in our consumer audio market is related to an increase in discounted sales to distributors as compared to direct sales to end consumers. In spite of the increase in sales from our quick service restaurant market and the decrease in sales from our consumer audio market for the three months ended March 31, 2006 as compared to the same three-month period in 2005, we continue to believe that the majority of any future sales growth will come from our consumer audio and safety markets.

     Cost of goods sold. For the three months ended March 31, 2006, cost of goods sold decreased approximately $6,000, or 6%, compared to the same three-month period in 2005. This decrease was attributable to a change in the mix of headset units sold.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, increased to 71% for the three months ended March 31, 2006 from 68% for the three months ended March 31, 2005. This increase was the result of a change in the mix of products sold.

     Selling, general and administrative expenses. For the three months ended March 31, 2006, selling, general and administrative expenses decreased approximately $45,000, or 12%, compared to the same three-month period in 2005. This decrease was due mainly to decreases of $18,000 in professional fees and $21,000 in office related expenses.

     NCT Hearing and affiliates charges. For the three months ended March 31, 2006, NCT Hearing and affiliates charges increased approximately $49,000, or 21%, compared to the same three-month period in 2005. This increase was due mainly to the additional work performed by their (1) engineering staff in connection with the commercial production of our NoiseBuster safety earmuff along with continued new product development and (2) sales staff in connection with the support related to our NoiseBuster safety earmuff.

     Discontinued operations. We disposed of our telecommunications systems integration business division (TSI) during 2005. At December 31, 2005, TSI was classified as discontinued operations and its results of operations are separately reported for all periods presented. Net loss from discontinued operations for the three months ended March 31, 2006 was zero compared to approximately $9,000 for the same period in 2005.

     Interest expense. Interest expense - NCT Hearing for the three months ended March 31, 2006 increased approximately $41,000 compared to 2005, or 136%. The increase was due to the increased amount of outstanding notes payable to NCT Hearing, which represents amounts owed for services provided to us by NCT Hearing and its affiliated companies and the increase in the prime interest rate during this period. As of December 31, 2005, the balance of these outstanding notes payable, including interest, was $3,812,229 compared to $4,254,616 as of March 31, 2006.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the three months ended March 31, 2006, we funded working capital requirements with advances from NCT Hearing and its affiliates and continued use of our short-term factoring arrangement. In addition, NCT Hearing and its affiliates paid expenses on our behalf, which were allocated and/or transferred to us. We continue to closely monitor all our expenditures. Management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from sales of our products. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any needed financing could have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at March 31, 2006 about our ability to continue as a going concern.

     At March 31, 2006, cash and cash equivalents were $33,628.

     The current ratio (current assets to current liabilities) was .38 to 1.00 at March 31, 2006, as compared to .43 to 1.00 at December 31, 2005. We had a working capital deficit of approximately $696,000 at March 31, 2006 compared to a deficit of approximately $738,000 at December 31, 2005. This decrease in working capital deficit of approximately $42,000 was due primarily to decreases in accounts payable and other current liabilities.

     For the three months ended March 31, 2006, net cash used in operating activities was approximately $73,000 compared to approximately $97,000 for the three months ended March 31, 2005, a decrease of approximately $24,000. For the three months ended March 31, 2006, excluding notes payable issued to NCT Hearing, net cash used in operating activities was approximately $475,000 compared to approximately $390,000 for the three months ended March 31, 2005. This increase of approximately $85,000 was due primarily to funding the net loss, as adjusted to reconcile to net cash.

     For the three months ended March 31, 2006, net cash (used in) provided by investing activities was approximately $1,000 compared to approximately $(31,000) for the three months ended March 31, 2005. The change of approximately $32,000 was primarily related to the purchase of tooling equipment for our NoiseBuster line of products during the three months ended March 31, 2005. There were no such purchases during the three months ended March 31, 2006.

     For the three months ended March 31, 2006, net cash provided by financing activities was approximately $20,000 compared to approximately $96,000 for the three months ended March 31, 2005. This decrease of approximately $76,000 was due to a decrease of $75,000 in net cash received from NCT Hearing during the three months ended March 31, 2006. A cash advance of $40,000 was received from NCT Hearing during the three months ended March 31, 2006 in exchange for a long-term notes payable partially offset by approximately $19,000 in payments of non NCT Hearing notes payable.

     We have no lines of credit with banks or other lending institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of March 31, 2006 and no material commitments are expected in the near future. In connection with the our NoiseBuster safety earmuff, we have incurred 25% of the approximate $110,000 in tooling costs and anticipate incurring the remaining tooling costs (for the mold needed for the product) payable as follows: 25% with the first commercially produced shipment of product and the 50% remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing and/or other sources, if available.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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


Dated:  May 12, 2006