Form 10-Q
period 2006-06-30
PRO TECH COMMUNICATIONS INC
filed 2006-08-14
CIK 945481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q
                                  _____________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): / / Large accelerated filer / / Accelerated filer /X/ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). /_/ Yes /X/ No

The number of shares of the registrant's common stock outstanding as of August 9, 2006 was 75,234,140 shares.


                                Table of Contents
                                                                                                     Page
Part I    Financial Information

Item 1.   Financial Statements:
          Condensed Balance Sheets at December 31, 2005 and June 30, 2006
               (Unaudited)                                                                           3
          Condensed Statements of Operations (Unaudited) for the Three and Six Months
               Ended June 30, 2005 and 2006                                                          4
          Condensed Statements of Cash Flows (Unaudited) for the Six Months
               Ended June 30, 2005 and 2006                                                          5
          Notes to the Condensed Financial Statements (Unaudited)                                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 17
Item 4.   Controls and Procedures                                                                    18

Part II   Other Information

Item 1A.  Risk Factors                                                                               18
Item 6.   Exhibits                                                                                   18
Signatures                                                                                           19


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


PRO TECH COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS

                                                                                   December 31,      June 30,
                                                                                       2005            2006
                                                                                   ------------     -----------
ASSETS                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $    85,223      $    24,973
  Accounts receivable, less allowance for doubtful accounts
    of $28,245 and $14,784, respectively                                               200,883          111,754
  Inventories, net of reserves                                                         239,214          243,820
  Other current assets                                                                  38,536            7,819
                                                                                   ------------     -----------
           Total current assets                                                        563,856          388,366

Property and equipment, net                                                            219,987          252,530

Intangible assets, net of accumulated amortization of $576,052
  and zero, respectively (Note 1)                                                    2,409,763          809,403

Other assets                                                                             9,910            9,910
                                                                                   ------------     -----------
                                                                                   $ 3,203,516      $ 1,460,209
                                                                                   ============     ===========
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                 $   313,950      $   243,792
  Accrued expenses                                                                     201,560          244,028
  Current portion of capital lease obligations                                           9,473            8,935
  Other liabilities                                                                    102,444           19,896
  Current portion of note payable                                                        3,202              -
  Note payable to stockholder                                                           14,447            6,108
  Preferred stock subject to mandatory conversion into
    a variable number of shares of common stock (Note 7)                               656,415          665,539
                                                                                   ------------     -----------
           Total current liabilities                                                 1,301,491        1,188,298

Note payable                                                                           12,000               -
Notes payable to NCT Hearing (Notes 8 and 12)                                        3,812,229        4,602,978
Capital lease obligations                                                                  368              -
                                                                                   ------------     ------------

           Total liabilities                                                         5,126,088        5,791,276
                                                                                   ------------     ------------

Commitments

Capital deficit (Notes 9 and 10):
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    Series B convertible preferred, 4% cumulative dividend;
      stated value $1,000 per share, issued and outstanding, 460 shares (Note 7)           -                -
  Common stock, $.001 par value, 300,000,000 shares authorized;
    issued and outstanding, 75,234,140 shares                                           75,234           75,234
  Additional paid-in capital                                                        19,426,996       19,426,996
  Accumulated deficit                                                              (21,424,802)     (23,833,297)
                                                                                   ------------     ------------
           Total capital deficit                                                    (1,922,572)      (4,331,067)
                                                                                   ------------     ------------
                                                                                   $ 3,203,516      $ 1,460,209
                                                                                   ============     ============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                 For the Three Months         For the Six Months
                                                                    Ended June 30,               Ended June 30,
                                                              ---------------------------   -------------------------
                                                                  2005          2006            2005         2006
                                                              ------------  -------------   -----------  ------------
Net sales                                                     $   288,082   $    300,197    $  586,273   $   613,860
                                                              ------------  -------------   -----------  ------------
Costs and expenses:
    Cost of goods sold                                             90,215        103,225       187,067       194,096
    Selling, general and administrative expenses                  348,920        317,552       721,181       644,927
    Impairment charge on intangible assets (Note 1)                   -        1,500,000           -       1,500,000
    NCT Hearing and affiliates charges (Note 12)                  232,324        228,301       468,595       513,922
                                                              ------------  -------------   -----------  ------------
                                                                  671,459      2,149,078     1,376,843     2,852,945

      Loss before other income (expense)                         (383,377)    (1,848,881)     (790,570)   (2,239,085)

Other income (expense):
    Interest expense, net                                          (4,123)        (2,715)       (8,653)       (6,679)
    Interest expense - NCT Hearing                                (38,513)       (84,332)      (68,528)     (155,076)
    Interest expense - convertible preferred stock                 (4,588)        (4,587)       (9,607)       (9,124)
    Miscellaneous income, net                                       1,537             82         4,998         1,469
                                                              ------------  -------------   -----------  ------------

Net loss from continuing operations                              (429,064)    (1.940,433)     (872,360)   (2,408,495)

Net loss from discontinued operations (Note 11)                    (2,785)           -         (11,805)          -
                                                              ------------  -------------   -----------  ------------

Net loss                                                      $  (431,849)  $ (1,940,433)  $  (884,165)  $(2,408,495)
                                                              ============  =============  ============  ============

Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders
   from continuing operations                                 $     (0.01)  $      (0.03)  $     (0.01)  $     (0.03)
Net loss per share from discontinued operations                       -              -             -             -
                                                              ------------  -------------  -----------   ------------
Basic and diluted net loss per share                          $     (0.01)  $      (0.03)  $     (0.01)  $     (0.03)
                                                              ============  =============   ===========  ============

Weighted average common shares outstanding -
   basic and diluted                                           75,234,140     75,234,140    74,312,137    75,234,140
                                                              ============  =============   ===========  ============

The accompanying notes are an integral part of the condensed financial statements.



PRO TECH COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                 For the Six Months
                                                                                    Ended June 30,
                                                                            ------------------------------
                                                                                 2005             2006
                                                                            --------------   -------------
Cash flows from operating activities:
   Net loss                                                                 $    (884,165)   $ (2,408,495)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
      Notes payable issued to NCT Hearing for services and interest               618,817         750,749
      Depreciation and amortization                                               164,290         149,342
      Impairment charge on intangible assets (Note 1)                                 -         1,500,000
      Gain on disposal of fixed assets                                                -            (1,100)
      Provision for doubtful accounts                                             (10,342)        (13,461)
      Preferred stock dividends as interest                                         9,606           9,124
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                             5,837         102,590
        Increase in inventories                                                   (17,660)         (4,606)
        Decrease in other assets                                                    9,266          30,717
        Increase (decrease) in accounts payable                                    71,882         (70,158)
        Increase (decrease) in accrued expenses                                   (41,404)         42,468
        Decrease in other liabilities                                              (4,017)        (82,548)
                                                                            --------------   -------------
           Net cash (used in) provided by operating activities                    (77,890)          4,622
                                                                            --------------   -------------
Cash flows from investing activities:
   Capital expenditures                                                           (31,175)        (81,525)
   Proceeds from sale of assets                                                       -             1,100
                                                                            --------------   -------------
           Net cash used in investing activities                                  (31,175)        (80,425)
                                                                            --------------   -------------
Cash flows from financing activities:
   Proceeds from:
      Notes payable - NCT Hearing                                                 130,053          40,000
   Payments made on:
      Notes payable                                                               (24,637)        (23,541)
      Notes payable - NCT Hearing                                                  (2,628)            -
      Capital lease obligations                                                    (5,607)           (906)
                                                                            --------------   -------------
           Net cash provided by financing activities                               97,181          15,553
                                                                            --------------   -------------
Net decrease in cash and cash equivalents                                         (11,884)        (60,250)
Cash and cash equivalents - beginning of period                                    59,097          85,223
                                                                            --------------   -------------
Cash and cash equivalents - end of period                                   $      47,213    $     24,973
                                                                            ==============   =============



Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                 $       8,598    $      6,679
                                                                            ==============   =============

Supplemental disclosures of non-cash investing and financing activities:
   Principal on notes payable refinanced                                    $   1,730,239    $    378,215
                                                                            ==============   =============
   Interest on notes payable refinanced                                     $      89,788    $     34,407
                                                                            ==============   =============
   Asset acquired with a note payable                                       $      17,601    $        -
                                                                            ==============   =============
   Issuance of common stock upon conversion of series A
      preferred stock and dividends                                         $      59,008    $        -
                                                                            ==============   =============
   Adjustment of monetary value on series A preferred stock
      upon conversion                                                       $      12,500    $        -
                                                                            ==============   =============

The accompanying notes are an integral part of the condensed financial statements.


PRO TECH COMMUNICATIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation

     Throughout this document, Pro Tech Communications, Inc. is referred to as "we," "us," "our" or "Pro Tech." The accompanying condensed financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced recurring net losses, cumulatively amounting to approximately $23,833,000 through June 30, 2006. These losses have been funded primarily from product sales, the sale of common stock and convertible preferred stock, and advances directly and indirectly from NCT Group, Inc. (our ultimate parent company) and its affiliates. NCT Group, Inc. and its affiliates are also experiencing recurring net losses.

     In addition, we had a working capital deficit of approximately $800,000 and a capital deficit of approximately $4,331,000 at June 30, 2006. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and sales of our products. Our ability to continue as a going concern is substantially dependent upon our revenue sources and future levels of funding, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our customers and suppliers.

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

     The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2006 about our ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Long-Lived Assets and Certain Identifiable Intangibles

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected undiscounted future net cash flows. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Our identifiable intangible assets consist of licensed rights to certain technologies acquired from NCT Hearing Products, Inc., our parent company, through the issuance of common stock.

     As of June 30, 2006, due to continued production delays, new product sales levels and the lack of a stable source of working capital, we reviewed the impairment testing under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We estimated the future cash flows of those products identified as using the patent rights included under our intangible assets. These future cash flows were less than the carrying value of our intangible assets on the books as of June 30, 2006 and indicated that impairment was present. We calculated the impairment loss by comparing the carrying value of the intangible assets to the fair value of the intangible assets. We determined the fair value of the intangible assets based on the discounted cash flows attributable to the new products utilizing the technology. The discount rate used was 20% and based on cost of capital associated with our Series B convertible preferred stock. The resulting impairment charge of $1,500,000 is included in our condensed statements of operations for the three and six months ended June 30, 2006.

Loss per Common Share

     We report loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The effect of potential common shares such as options, warrants and convertible preferred stock at June 30, 2005 and 2006 was not included in the net loss per share calculations for the interim periods then ended, as the effect would be antidilutive.

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

2.   Stock Based Compensation

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), "Share-Based Payment," using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Under APB Opinion No. 25, no compensation cost was recognized if the option exercise price was equal to or greater than the fair market price of the common stock on the date of the grant. Prior to January 1, 2006, no stock-based employee compensation cost was reflected in our net loss, as options granted under our plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     There was no impact on our financial position, results of operations or cash flows for the adoption of SFAS No. 123(R). We had no outstanding unvested options at January 1, 2006 and there were no new option grants during the three and six months ended June 30, 2006. There was no stock-based employee compensation cost to be recognized for the three and six months ended June 30, 2005.

3.   Inventories

     Inventories, net of reserves consists of the following:


                                                   December 31,         June 30,
                                                       2005               2006
                                                 -----------------  -----------------
     Finished goods                              $       220,039    $       223,528
     Components                                          169,769            182,469
     Work in progress                                     31,199             19,616
                                                 -----------------  -----------------
         Gross inventory                                 421,007            425,613
     Less:  reserve for obsolete inventory               181,793            181,793
                                                 -----------------  -----------------
                                                 $       239,214    $       243,820
                                                 =================  =================

     Effective January 1, 2006, we adopted SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43," which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. There was no impact upon the adoption of SFAS No. 151 on our financial position, results of operations or cash flows.

4.   Other Current Assets

     Other current assets consists of the following:


                                                   December 31,         June 30,
                                                       2005               2006
                                                 -----------------  -----------------
     Prepaid insurance                           $        16,487    $         7,056
     Prepaid inventory purchases                           5,010                -
     Other                                                17,039                763
                                                 -----------------  -----------------
                                                 $        38,536    $         7,819
                                                 =================  =================

5.   Property and Equipment

     Property and equipment, net consists of the following:


                                                   December 31,         June 30,
                                                       2005               2006
                                                 -----------------  -----------------
     Production molds                            $       490,934    $       572,459
     Office equipment                                    112,659             89,808
     Production equipment                                 30,940             30,940
     Leasehold improvements                              315,050            315,050
     Marketing displays                                   18,116             18,116
                                                 ----------------   ---------------
                                                         967,699          1,026,373
     Less: accumulated depreciation
       and amortization                                  749,116            774,587
                                                 ----------------   ---------------
                                                         218,583            251,786
                                                 ----------------   ---------------
     Assets under capital lease:
       Cost                                               61,893             61,893
       Less: accumulated amortization                     60,489             61,149
                                                 ----------------   ---------------
                                                           1,404                744
                                                 ----------------   ---------------
                                                 $       219,987    $       252,530
                                                 ================   ===============

     During the six months ended June 30, 2006, expenditures on production molds for tooling of our NoiseBuster safety earmuff increased $81,525 and a current liability for this amount is included in accrued expenses on our condensed balance sheet at June 30, 2006. Total depreciation and amortization expense, with respect to property and equipment, was $63,929 and $48,982, for the six months ended June 30, 2005 and 2006, respectively.

6.   Other Liabilities

     At June 30, 2006, accounts receivable factored and still outstanding were $23,405, of which $19,896 was under recourse provisions. Total factoring fees amounted to $1,109 and $3,754 for the six months ended June 30, 2005 and 2006, respectively. Interest expense incurred under this agreement amounted to $710 and $2,499 for the six months ended June 30, 2005 and 2006, respectively. Effective April 1, 2006, the factoring rate on the amount advanced under our factoring agreement was renegotiated to prime plus 2.5%, a 1% decrease.

7. Preferred Stock Subject to Mandatory Conversion into a Variable Number of Shares of Common Stock

Series B Convertible Preferred Stock

     On March 23, 2006, we amended our articles of incorporation to extend the mandatory conversion date of our series B convertible preferred stock from March 31, 2006 to March 31, 2008. No shares of our series B preferred stock were converted or exchanged during the six months ended June 30, 2006. Dividends classified as interest expense for series B preferred stock were $9,124 for each of the six months ended June 30, 2005 and 2006, respectively.

     Our series B preferred stock is carried on our condensed balance sheet as of June 30, 2006 at its monetary value of $665,539, which is comprised of the fair value of the shares of $575,000, plus the cash value of the accrued dividends of $90,539. We would have been required to issue approximately 57.5 million shares of our common stock if settlement of the stated value of our series B preferred stock had occurred as of June 30, 2006, based on the closing bid price of $0.01 per share for our common stock. We have the option to settle the accrued dividends in cash or common stock. If settlement in common stock for the accrued dividends on our series B preferred stock had occurred as of June 30, 2006, we would have been required to issue approximately 11.3 million shares. The settlement in common stock is calculated at the June 30, 2006 closing bid price of $0.01 per share for our common stock. There is no limit on the number of shares that we could be required to issue upon conversion of our series B preferred stock.

Series A Convertible Preferred Stock

     As of December 31, 2005 and June 30, 2006, no shares of our series A preferred stock were outstanding. Dividends classified as interest expense for series A preferred stock were $483 and zero, for the six months ended June 30, 2005 and 2006, respectively.

8.   Notes Payable to NCT Hearing

     During the six months ended June 30, 2006, we issued an aggregate of $1,048,295 of secured promissory notes to NCT Hearing as consideration for $40,000 of cash advanced, $595,673 of services provided and the refinancing of $378,215 of principal and $34,407 of interest for notes consolidated in advance of maturity.

     As of June 30, 2006, we owed $4,602,978 to NCT Hearing under the following secured promissory notes, bearing interest at the prime rate (8.25% at June 30, 2006):


Amount outstanding at June 30, 2006

Issuance date:                   Maturity date:          Principal           Interest            Total
--------------                   ------------------  ------------------  -----------------  -----------------
  June 30, 2005                  October 1, 2007     $       2,083,704   $        154,542   $      2,238,246
  September 22, 2005             October 1, 2007                70,272              4,113             74,385
  September 30, 2005             April 1, 2008                 848,167             48,312            896,479
  December 31, 2005              April 1, 2008                 325,146             12,555            337,701
  January 30, 2006               July 1, 2008                   40,000              1,298             41,298
  March 31, 2006                 July 1, 2008                  331,643              6,574            338,217
  June 30, 2006                  October 1, 2008               676,652                -              676,652
                                                     ------------------  -----------------  -----------------
                                                     $       4,375,584   $        227,394   $      4,602,978
                                                     ==================  =================  =================

9.   Capital Deficit

     The changes in capital deficit during the six months ended June 30, 2006, were as follows:

                                       Common Stock
                              ---------------------------     Additional      Accumulated
                                  Shares        Amount     Paid-in capital      Deficit           Total
                              --------------- -----------  ---------------  ---------------   --------------
Balance at December 31, 2005      75,234,140  $   75,234   $   19,426,996   $  (21,424,802)   $  (1,922,572)

Net Loss                                 -           -                -         (2,408,495)      (2,408,495)

                              --------------- -----------  ---------------  ---------------   --------------
Balance at June 30, 2006          75,234,140  $   75,234   $   19,426,996   $  (23,833,297)   $  (4,331,067)
                              =============== ===========  ===============  ===============   ==============


10.  Common Stock

     At June 30, 2006, we were required to reserve approximately 98.1 million shares of our common stock for issuance, including shares issuable upon exercise of outstanding options and upon conversion of our series B convertible preferred stock.

11.  Discontinued Operations

     We disposed of our Telecommunications Systems Integration division (TSI) during the fourth quarter of 2005. This disposal met the criteria established for recognition as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." TSI represented a component of our business comprised of operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. At December 31, 2005, TSI was classified as discontinued operations and its results of operations are separately reported for all periods presented and summarized below.


                                                       For the Three       For the Six
                                                       Months Ended        Months Ended
                                                       June 30, 2005       June 30, 2005
                                                     -----------------   ------------------
Net sales                                            $         23,615    $          44,492
                                                     -----------------   ------------------

Cost of goods sold                                              6,650               13,169
Selling, general and administrative expenses                   19,750               43,128
                                                     -----------------   ------------------
                                                               26,400               56,297

                                                     -----------------   ------------------
Net loss from discontinued operations                $         (2,785)   $         (11,805)
                                                     =================   ==================


12.  Related Party Transactions

NCT Hearing and Affiliates

     NCT Hearing and its affiliates charge us for labor and overhead which are included in NCT Hearing and affiliates charges on our condensed statements of operations. The following table summarizes the approximate charges by NCT Hearing and its affiliates during the three and six months ended June 30, 2005 and 2006.

                  For the Three Months                For the Six Months
                      Ended June 30,                     Ended June 30,
            ---------------------------------  ---------------------------------
                  2005              2006             2005             2006
            ---------------   ---------------  ---------------   ---------------
Labor       $      205,000    $      200,000   $      413,000    $      456,000
Overhead            27,000            28,000           55,000            58,000
            ---------------   ---------------  ---------------   ---------------
            $      232,000    $      228,000   $      468,000    $      514,000
            ===============   ===============  ===============   ===============

     In addition, NCT Hearing charged us for expenses incurred on our behalf of approximately $55,000 and $36,000 during the three months ended June 30, 2005 and 2006, respectively, and approximately $82,000 during each of the six months ended June 30, 2005 and 2006, which are included in selling, general and administrative expenses on our condensed statements of operations.

     As of December 31, 2005 and June 30, 2006, we owed $3,812,229 and $4,602,978, respectively, to NCT Hearing (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

     o our ability to generate sufficient revenue to sustain our current level of operations and to execute our business plan;
     o    our ability to obtain additional financing if and when necessary;
     o    the level of demand for our products;
     o    the  level  and  intensity  of  competition  in  our   industries;
     o    difficulties or delays in manufacturing;
     o our ability to develop new products and the market's acceptance of these products;
     o    our ability to maintain and expand our strategic relationships;
     o    our ability to protect our intellectual property rights;
     o    our ability to effectively manage our operating costs; and
     o    our ability to attract and retain key personnel.

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

Going Concern Risks

     We have experienced recurring losses, which amounted to approximately $23,833,000 on a cumulative basis through June 30, 2006. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our product sales to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our sales of products. Cash and cash equivalents amounted to approximately $25,000 at June 30, 2006 and our working capital deficit was approximately $800,000. We have been dependent upon funding from NCT Hearing. NCT Hearing has also been experiencing net losses and has had to seek additional sources of funds. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2006 about our ability to continue as a going concern. Our accompanying condensed financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

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

     A summary of our critical accounting policies and estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes to these policies and estimates since December 31, 2005, except our impairment of long-lived assets and identifiable intangible assets discussed below and our required adoption of SFAS No. 123(R), "Share-Based Payment," and SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43."

Impairment of Long-Lived Assets and Identifiable Intangible Assets

     We record impairment losses on long-lived assets and identifiable intangible assets used in operations when events and circumstances indicate the assets might be impaired or the remaining useful life has changed and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of the impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values. In order to evaluate potential impairment as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we estimate future cash flows based upon assumptions for projected future operating results, projected future capital expenditures and other material factors that may affect the continuity or the usefulness of the asset. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. As of June 30, 2006, due to continued production delays, new product sales levels and the lack of a stable source of working capital, we reviewed our impairment testing under the guidelines of SFAS No. 144. We estimated the future cash flows of those products identified as using the patent rights included under our intangible assets. These future cash flows were less than the carrying value of our intangible assets on the books as of June 30, 2006 and indicated that impairment was present. We calculated the impairment loss by comparing the carrying value of the intangible assets to the fair value of the intangible assets. We determined the fair value of the intangible assets based on the discounted cash flows attributable to the new products utilizing the technology. The discount rate used was 20% and based on cost of capital associated with our Series B convertible preferred stock. We incurred an impairment charge of $1,500,000 that is included in our condensed statements of operations for the three and six months ended June 30, 2006. The carrying amount of intangible assets at June 30, 2006 and December 31, 2005 was approximately $809,000 and $2,410,000, respectively.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

     Net loss. Net loss for the three months ended June 30, 2006 increased approximately $1,509,000, or 349%, compared to the same three-month period in 2005. Under the guidelines of SFAS No. 144, we incurred an impairment charge of approximately $1,500,000 that reduced our intangible assets.

     Net sales. Net sales for the three months ended June 30, 2006 increased approximately $12,000, or 4%, compared to the three months ended June 30, 2005. The increase was primarily due to an increase in sales from our safety and telephone markets, partially offset by a reduction in sales from our consumer audio and quick service restaurant market.

     Sales from our quick service restaurant market decreased approximately $5,000 for the three months ended June 30, 2006 compared to the same three-month period in 2005. This decrease was due to a change in product mix.

     Sales from our telephone market increased approximately $15,000 for the three months ended June 30, 2006 compared to the same three-month period in 2005. This increase was due to increased sales of our Apollo line of products to a major contact center customer.

     Sales from our consumer audio market decreased approximately $16,000 for the three months ended June 30, 2006 compared to the same three-month period in 2005. The decrease in our consumer audio market resulted from an increase in discounted sales to distributors as compared to direct sales to end consumers, along with an approximate 13% decrease in units sold.

     Sales from our safety market were approximately $20,000 for the three months ended June 30, 2006. We had not yet entered the safety market during the three months ended June 30, 2005.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, was 66% for the three months ended June 30, 2006 compared to 69% for the three months ended June 30, 2005. This 3% decrease was related to the increase in discounted sales to distributors in the consumer audio market as mentioned above.

     Selling, general and administrative expenses. For the three months ended June 30, 2006, selling, general and administrative expenses decreased approximately $31,000, or 9%, compared to the same three-month period in 2005. This decrease was due mainly to a decrease of approximately $18,000 in computer consultant professional fees and a decrease of approximately $21,000 in product development costs and services, partially offset by an increase of approximately $10,000 in advertising expenses. The decrease in computer consultant professional fees was related to our non-recurring expense during the 2005 period to convert to the same accounting system as used by NCT Group, our ultimate parent company. The decrease in product development costs and services resulted from a vendor credit related to costs incurred in 2005 and the use of our affiliates for product development services during the three months ended June 30, 2006 rather than the use of outside firms as used during the 2005 period. The increase in advertising costs was related to the increase in trade show activity to promote the NoiseBuster safety earmuff.

     Impairment charge on intangible assets. We incurred an impairment charge of $1,500,000 for the three months ended June 30, 2006. There was no similar charge for the same three-month period in 2005. At June 30, 2006, due to continued production delays, new product sales levels and the lack of a stable source of working capital, we reviewed our impairment testing under the guidelines of SFAS No. 144 for our intangible assets which consist of licensed rights to certain technologies acquired from NCT Hearing through the issuance of common stock. We estimated the future cash flows of those products identified as using the patent rights included under our intangible assets. These estimated future cash flows were less than the carrying value of our intangible assets on the books as of June 30, 2006 and indicated that impairment was present. We calculated the impairment loss by comparing the carrying value of the intangible assets to the fair value of the intangible assets. We determined the fair value of the intangible assets based on the discounted cash flows attributable to the new products utilizing the technology. The discount rate used was 20% and based on cost of capital associated with our Series B convertible preferred stock. Although we have reduced the value of our intangible assets on our condensed balance sheet at June 30, 2006, we continue our commitment to enhance our operations by developing new products using our licensed technologies and bringing those products to market.

     NCT Hearing and affiliates charges. For the three months ended June 30, 2006, NCT Hearing and affiliates charges decreased approximately $4,000, or 2%, compared to the same three-month period in 2005. This decrease was due primarily to a decrease of approximately $27,000 in engineering support in connection with product development of anticipated new products, partially offset by increases in sales and marketing support from NCT Hearing and affiliates.

     Interest expense. For the three months ended June 30, 2006, interest expense - NCT Hearing increased approximately $46,000, or 119%, compared to the same three-month period in 2005. The increase was due to the increased amount of outstanding notes payable to NCT Hearing (which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, expenses and cash advances), along with the increase in the prime interest rate during these periods. The prime interest rate was 8.25% at June 30, 2006 as compared to 6.25% at June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

     Net loss. Net loss for the six months ended June 30, 2006 increased approximately $1,524,000, or 172%, compared to the same six-month period in 2005. This increase was primarily due to an impairment charge of $1,500,000 that reduced our intangible assets.

     Net sales. Net sales for the six months ended June 30, 2006 increased approximately $28,000, or 5%, compared to the six months ended June 30, 2005. The increase was primarily due to an increase in sales from our safety and telephone markets.

     Sales from our quick  service  restaurant  market  increased  approximately
$7,000 for the six months ended June 30, 2006 compared to the same six-month period in 2005. This increase was due to a change in the product mix.

     Sales from our telephone market increased approximately $22,000 for the six months ended June 30, 2006 compared to the same six-month period in 2005. The increase was due to increased sales of our Apollo line of products.

     Sales from our consumer audio market decreased approximately $36,000 for the six months ended June 30, 2006 compared to the same six-month period in 2005. The decrease in our consumer audio market resulted from an increase in discounted sales to distributors as compared to direct sales to end consumers in spite of consistent sales volume.

     Sales from our safety market were approximately $35,000 for the six months ended June 30, 2006. We had not yet entered the safety market during the six months ended June 30, 2005.

     Gross profit percentage. Gross profit on net sales before depreciation and amortization, as a percentage of net sales, remained steady at approximately 68% for the six months ended June 30, 2006 and 2005.

     Selling, general and administrative expenses. For the six months ended June 30, 2006, selling, general and administrative expenses decreased approximately $76,000, or 11%, compared to the same six-month period in 2005. This decrease was due mainly to decreases of: (1) $16,000 in professional fees; (2) $35,000 in product development costs and services related to anticipated new products and
(3) $12,000 in rent expense related to our reduction in office space effective March 1, 2006.

     Impairment charge on intangible assets. We incurred an impairment charge of $1,500,000 for the six months ended June 30, 2006. There was no similar charge for the same six-month period in 2005. For a discussion of this impairment charge, see the related discussion of the three months ended June 30, 2006 above.

     NCT Hearing and affiliates charges. For the six months ended June 30, 2006, NCT Hearing and affiliates charges increased approximately $45,000, or 10%, compared to the same six-month period in 2005. This increase was due mainly to the additional work performed by their (1) engineering staff in connection with product development and (2) marketing staff in connection with the continued support related to our NoiseBuster safety headset.

     Interest expense.  For the six months ended June 30, 2006, interest expense
- NCT Hearing increased approximately $87,000, or 126%, compared to the same six-month period in 2005. The increase was due to the increased amount of outstanding notes payable to NCT Hearing (which represent amounts owed to NCT Hearing for services provided to us by NCT Hearing and its affiliated companies, expenses and cash advances), along with the increase in the prime interest rate during these periods. As of June 30, 2006, the balance of our outstanding long-term notes payable, including interest, was $4,602,978 compared to $2,941,072 at June 30, 2005. At June 30, 2006, the prime interest rate was 8.25% as compared to 6.25% at June 30, 2005.

Liquidity and Capital Resources

     We have experienced net losses since our inception. These losses have been funded primarily from product sales, the sale of convertible preferred stock and advances from NCT Hearing and its affiliates. During the six months ended June 30, 2006, we funded working capital requirements with advances from NCT Hearing and its affiliates and continued use of our short-term factoring arrangement. In addition, NCT Hearing and its affiliates paid expenses on our behalf, which were allocated and/or transferred to us. We continue to closely monitor all our expenditures. Management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from sales of our products. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any needed financing could have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at June 30, 2006 about our ability to continue as a going concern.

     At June 30, 2006, cash and cash equivalents were $24,973.

     The current ratio (current assets to current liabilities) was .33 to 1.00 at June 30, 2006, as compared to .43 to 1.00 at December 31, 2005. We had a working capital deficit of approximately $800,000 at June 30, 2006 compared to a deficit of approximately $738,000 at December 31, 2005. This decrease in working capital deficit of approximately $62,000 was due primarily to decreases in accounts receivable, accounts payable and other liabilities.

     For the six months ended June 30, 2006, net cash provided by operating activities was approximately $5,000 compared to net cash used in operating activities of approximately $78,000 for the six months ended June 30, 2005. Excluding notes payable issued to NCT Hearing for services and interest, net cash used in operating activities was approximately $746,000 compared to approximately $697,000 for the six months ended June 30, 2006 and 2005, respectively. This increase of approximately $50,000 was due mainly to funding the net loss, as adjusted to reconcile to net cash.

     For the six months ended June 30, 2006, net cash used in investing activities was approximately $80,000 compared to approximately $31,000 for the six months ended June 30, 2005 and was due primarily to capital expenditures. We accrued approximately $82,000 of tooling equipment for our NoiseBuster line of products during the six months ended June 30, 2006.

     For the six months ended June 30, 2006, net cash provided by financing activities was approximately $16,000 compared to approximately $97,000 for the six months ended June 30, 2005. This decrease of approximately $81,000 was due to a decrease of $87,000 in net cash received from NCT Hearing during the six months ended June 30, 2006. A cash advance of $40,000 was received from NCT Hearing during the six months ended June 30, 2006 in exchange for a long-term note payable, partially offset by approximately $24,000 in payments of non NCT Hearing notes payable.

     We have no lines of credit with banks or other lending institutions.

Capital expenditures

     There were no material commitments for capital expenditures as of June 30, 2006 and no material commitments are expected in the near future. We have accrued approximately $82,000 for the remaining tooling costs for the NoiseBuster safety earmuff payable as follows: approximately $27,000 with the first commercially produced shipment of product and the remainder of approximately $55,000 plus a 5% amortization premium based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. In the event that our working capital is not sufficient, we will seek additional funding from NCT Hearing and/or other sources, if available.


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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Dated:  August 14, 2006